Form 10-Q
period 1996-03-31
IDS JMB BALANCED INCOME GROWTH LTD
filed 1996-05-14
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996    Commission file number 0-17699




                   IDS/JMB BALANCED INCOME GROWTH, LTD.
          (Exact name of registrant as specified in its charter)




            Illinois                            36-3498972
     (State of organization)         (IRS Employer Identification No.)




   900 N. Michigan Ave., Chicago, IL               60611
(Address of principal executive offices)        (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No















                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    10



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    11

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12



PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $   527,161        619,423
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           74,819         88,498
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           12,975         35,287
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .          614,955        743,208
                                                                             -----------    -----------

Investment property, at cost:
  Land . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,781,028      2,781,028
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .        8,750,692      8,750,692
                                                                             -----------    -----------

                                                                              11,531,720     11,531,720
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .        2,602,204      2,529,282
                                                                             -----------    -----------

          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . . .        8,929,516      9,002,438

Investment in unconsolidated venture, at equity . . . . . . . . . . . .          573,882        605,872
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          211,230        223,818
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,237,955      1,136,563
                                                                             -----------    -----------

                                                                             $11,567,538     11,711,899
                                                                             ===========    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     62,591         37,649
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           22,302         28,252
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           66,074         23,796
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          432,682        592,656
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .          583,649        682,353
                                                                             -----------    -----------

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           12,374         12,374
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,800,000      6,800,000
                                                                             -----------    -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        7,396,023      7,494,727
                                                                             -----------    -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (263,368)      (258,802)
                                                                             -----------    -----------
                                                                                (243,368)      (238,802)
                                                                             -----------    -----------
  Limited partners (47,534 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       10,284,207     10,284,207
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (2,342,892)    (2,301,801)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (3,526,432)    (3,526,432)
                                                                             -----------    -----------
                                                                               4,414,883      4,455,974
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        4,171,515      4,217,172
                                                                             -----------    -----------
                                                                             $11,567,538     11,711,899
                                                                             ===========    ===========

                               See accompanying notes to financial statements.




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                  1996           1995
                                                                               ---------      ---------
Income:
   Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . .         $393,232        453,145
   Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . .           20,453         21,014
                                                                                --------       --------
                                                                                 413,685        474,159
                                                                                --------       --------
Expenses:
   Mortgage and other interest. . . . . . . . . . . . . . . . . . . . .           88,362        138,942
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .           72,922         92,984
   Property operating expenses. . . . . . . . . . . . . . . . . . . . .          245,484        193,862
   Professional services. . . . . . . . . . . . . . . . . . . . . . . .           10,500         15,021
   Amortization of deferred expenses. . . . . . . . . . . . . . . . . .           13,700          2,944
   General and administrative . . . . . . . . . . . . . . . . . . . . .           44,417         34,424
                                                                                --------       --------
                                                                                 475,385        478,177
                                                                                --------       --------

          Operating earnings (loss) . . . . . . . . . . . . . . . . . .          (61,700)        (4,018)

Partnership's share of income from operations of
  unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .           16,043         13,626
                                                                                --------       --------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .         $(45,657)         9,608
                                                                                ========       ========
          Net earnings (loss) per limited
            partnership interest. . . . . . . . . . . . . . . . . . . .         $   (.86)           .18
                                                                                ========       ========
          Cash distributions per limited
            partnership interest. . . . . . . . . . . . . . . . . . . .         $  --              2.50
                                                                                ========       ========




                               See accompanying notes to financial statements.


                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                  1996             1995
                                                                               ----------       ---------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (45,657)          9,608
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        72,922          92,984
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        13,700           2,944
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .       (16,043)        (13,626)
 Changes in:
   Interest, rents and other receivables. . . . . . . . . . . . . . . . . .        13,679          51,198
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,312         (81,620)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,942           1,070
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,950)           (557)
   Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .      (159,974)       (140,764)
   Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        42,278         (60,580)
                                                                               ----------      ----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . . . . . . . . . .       (37,791)       (139,343)
                                                                               ----------      ----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .         --            (55,098)
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . . . . . . . . . . . . . .         --            727,143
  Partnership's distributions from
    unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . . .        48,033          46,483
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (1,112)       (145,889)
                                                                               ----------      ----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . . . . . . . . . .        46,921         572,639
                                                                               ----------      ----------
Cash flows from financing activities:
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (101,392)       (870,000)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --           (118,835)
                                                                               ----------      ----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . . . . . . . . . .      (101,392)       (988,835)
                                                                               ----------      ----------


          Net increase (decrease) in cash and cash equivalents. . . . . . .       (92,262)       (555,539)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .       619,423         630,900
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $  527,161          75,361
                                                                               ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $   72,000         100,626
                                                                               ==========      ==========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========


























                               See accompanying notes to financial statements.










                 IDS/JMB BALANCED INCOME GROWTH, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used herein, but not defined, have the same meanings as used in such Annual Report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partners as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                         UNPAID AT
                                                         MARCH 31,
                                     1996        1995       1996
                                    ------      ------   ---------
Property management fees. . .       $9,442      10,370       --
Reimbursement (at cost)
  for out-of-pocket
  expenses. . . . . . . . . .          180         145       --
                                    ------      ------     ------

                                    $9,622      10,515       --
                                    ======      ======     ======

     According to the terms of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. The cumulative amount of such deferred distributions was $290,486 at March 31, 1996. All amounts deferred or currently payable do not bear interest.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of the Partnership's investment properties. Such costs were $11,296 for the three months ended March 31, 1996 and $16,196 for the three months ended March 31, 1995, of which $20,893 was unpaid as of March 31, 1996.


JMB/MIAMI

     The Partnership was a general partner in JMB/Miami International Associates ("JMB/Miami"), which owned a 50% partnership interest in West Dade County Associates ("West Dade"). West Dade owns an interest in the Miami International Mall. The other partners of JMB/Miami were JMB Income Properties, Ltd. - XIII and Urban Shopping Centers, L.P. ("Urban"), both of which are affiliates of the Partnership. Effective as of March 31, 1996, JMB/Miami was voluntarily dissolved by agreement of its partners and its 50% ownership interest in West Dade and related assets were distributed to its partners based on their respective ownership percentages. Accordingly, the Partnership acquired a direct 2.547% ownership interest in West Dade. On April 8, 1996, the Partnership then sold its entire 2.547% interest in West Dade as described below.

     On April 8, 1996, DeBartolo Realty Partnership, L.P. ("DeBartolo"), the unaffiliated venture partner in West Dade, purchased 100% of the Partnership's interest (i.e., a 2.547% interest) in West Dade for $1,368,888 (paid in cash at closing), subject to proration. DeBartolo also assumed the Partnership's proportionate share of obligations and liabilities of West Dade from and after March 31, 1996, the effective date of the transaction. The terms of the sale were determined by arm's-length negotiations.

     In addition, West Dade agreed to indemnify the Partnership generally from and against claims and liabilities incurred by the Partnership in connection with West Dade or its property after the effective date of the sale. The Partnership expects to recognize a gain for Federal income tax and financial reporting purposes. In addition, the Partnership expects to make a distribution of sales proceeds related to this transaction of approximately $20 per Interest in August 1996.


FASHION SQUARE

     In March 1995, the Partnership obtained a replacement irrevocable direct pay letter of credit with a major institutional lender in the amount of $7,140,000. The replacement letter of credit required the Partnership to fund an interest-bearing cash collateral account with an initial deposit of $840,000 at closing and requires monthly deposits of $30,000 thereafter until the December 1, 1999 expiration. On a cumulative basis, $60,000 per annum (although no more than $120,000 in any calendar year) can be drawn down by the Partnership under certain circumstances (as defined) from the collateral account for tenant improvements and leasing costs at the Fashion Square Shopping Center. The Partnership may be required to make additional deposits to the cash collateral account should the property's net operating income (as defined) fall below a stipulated level. As of March 31, 1996, the Partnership was not required to make any additional deposits to the cash collateral account other than the initial deposit and monthly deposits discussed above. Such additional deposits can be drawn down by the Partnership as reimbursement for certain releasing costs incurred at the property provided the property's net operating income exceeds the stipulated level for two consecutive quarters. As of the date of this report, no amounts have been drawn or requested from this account. Upon expiration of the letter of credit on December 1, 1999, the balance of the cash collateral account plus interest will revert to the Partnership.

     In 1996, leases representing approximately 17% of the leasable square footage at the Fashion Square Shopping Center are scheduled to expire. Leases representing approximately 9,000 square feet (11% of the center) are in negotiation. The property is 78% leased and the property manager is actively pursuing replacement tenants for the remaining vacant space. The costs of lease commissions and tenant improvements incurred prior to tenant occupancy for the re-leasing of this space will result in a decrease in cash flow from operations over the near term, to the extent not permitted to be funded from the collateral cash account. Although the Partnership has budgeted for re-leasing costs, the market in which the property operates is extremely competitive, and there is no assurance that the Partnership will be fully successful in re-leasing this space.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART 1.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     Due to the current competitive market in which the Fashion Square Shopping Center operates and in light of the severely depressed real estate markets which characterized the Partnership's operations during the past few years, it currently appears that the Partnership's goal of capital appreciation will not be fully achieved. Although some portion of the Limited Partners' original capital is expected to be distributed from sales proceeds, without a dramatic improvement in market conditions relative to its sole remaining investment property, the Limited Partners will not receive a full return of their original investment.

     The Partnership sold its interest in the Miami International Mall on April 8, 1996. After reviewing the Fashion Square Shopping Center and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of this remaining property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if its remaining property is sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the corresponding increase in escrow deposits at March 31, 1996 as compared to December 31, 1995 is due primarily to the required funding of the cash collateral account of $90,000 associated with the replacement letter of credit obtained for the Fashion Square Shopping Center.

     The decrease in rental income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to lower average occupancy at the Fashion Square Shopping Center.

     The decrease in mortgage and other interest for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due primarily to letter of credit fees for the Fashion Square Shopping Center.

     The decrease in depreciation expense for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due primarily to the $3,500,000 provision for value impairment recorded for the Fashion Square Shopping Center at September 30, 1995.

     The increase in property operating expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to a provision for doubtful accounts of $62,000 at the Fashion Square Shopping Center.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                               1995                             1996
                                  -------------------------------  -------------------------------
                                     At       At      At      At       At      At      At      At
                                    3/31     6/30    9/30   12/31     3/31    6/30    9/30   12/31
                                    ----     ----    ----   -----     ----    ----   -----   -----
1. Fashion Square
    Shopping Center
    Skokie, Illinois. . . . .        88%      79%     79%     86%      78%

2. Miami International Mall
    Miami, Florida. . . . . .        89%      91%     90%     94%      94%




PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     3-A.    The Prospectus of the Partnership dated August 6, 1987,  the
Partnership's supplement to the Prospectus dated August 1, 1988 and the supplement dated April 28, 1989.

     3-B.    Amended and Restated Agreement of Limited Partnership.

     4-A.    Assignment Agreement set forth as Exhibit B to the
Prospectus is hereby incorporated by reference to Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17699) dated March 5, 1993.

     4-B.    Documents relating to the loan agreement and letter of
credit agreement secured by a non-recourse mortgage on Fashion Square Shopping Center are incorporated by reference to the Partnership's Registration Statement on Form S-11 dated August 6, 1987 (as amended) (File No. 33-12561).

     4-C.    Letter of credit agreement extension document secured by
non-recourse mortgage in the Fashion Square Shopping Center are hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-17699) for December 31, 1994 dated March 21, 1995.

     4-D.    Documents relating to the replacement Irrevocable Direct Pay
Letter of Credit and exhibits thereto and the Reimbursement Agreement and exhibits thereto dated March 30, 1995, are hereby incorporated by reference to the Partnership's report on Form 10-Q (File No. 0-17699) for March 31, 1995 dated May 11, 1995.

     10-A.   Acquisition documents relating to the purchase by the
Partnership of the Fashion Square Shopping Center in Skokie, Illinois (a suburb north of Chicago) are incorporated by reference to the Partnership's Registration Statement on Form S-11 dated August 6, 1987 (as amended) (File No. 33-12561).

     (b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.



                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      IDS/JMB BALANCED INCOME GROWTH, LTD.

                      BY:    Income Growth Managers, Inc.
                             (Corporate General Partner)



                      By:    GAILEN J. HULL
                             Gailen J. Hull, Vice President
                      Date:  May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  May 10, 1996