Form 10-Q
period 1996-06-30
IDS JMB BALANCED INCOME GROWTH LTD
filed 1996-08-12
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996     Commission file number 0-17699




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




                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    11



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    13

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    14




PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             JUNE 30,       DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 1,780,448        619,423
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           89,776         88,498
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            7,477         35,287
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .        1,877,701        743,208
                                                                             -----------    -----------

Investment property, at cost:
  Land . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,781,028      2,781,028
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .        8,750,692      8,750,692
                                                                             -----------    -----------

                                                                              11,531,720     11,531,720
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .        2,674,126      2,529,282
                                                                             -----------    -----------

          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . . .        8,857,594      9,002,438

Investment in unconsolidated venture, at equity . . . . . . . . . . . .            --           605,872
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          264,467        223,818
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,339,537      1,136,563
                                                                             -----------    -----------

                                                                             $12,339,299     11,711,899
                                                                             ===========    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     64,190         37,649
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           22,324         28,252
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           55,399         23,796
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          580,846        592,656
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .          722,759        682,353
                                                                             -----------    -----------

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           12,374         12,374
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,800,000      6,800,000
                                                                             -----------    -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        7,535,133      7,494,727
                                                                             -----------    -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (258,281)      (258,802)
                                                                             -----------    -----------
                                                                                (238,281)      (238,802)
                                                                             -----------    -----------
  Limited partners (47,534 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       10,284,207     10,284,207
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (1,572,726)    (2,301,801)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (3,669,034)    (3,526,432)
                                                                             -----------    -----------
                                                                               5,042,447      4,455,974
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        4,804,166      4,217,172
                                                                             -----------    -----------
                                                                             $12,339,299     11,711,899
                                                                             ===========    ===========

                               See accompanying notes to financial statements.



                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------   -------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------    ----------    ----------
Income:
   Rental income. . . . . . . . . . . . . . . . .  $   378,511       411,520       771,743       864,665
   Interest income. . . . . . . . . . . . . . . .       21,611        11,623        42,064        32,637
                                                   -----------    ----------    ----------    ----------
                                                       400,122       423,143       813,807       897,302
                                                   -----------    ----------    ----------    ----------
Expenses:
   Mortgage and other interest. . . . . . . . . .       95,513       105,892       183,875       217,592
   Depreciation . . . . . . . . . . . . . . . . .       71,922        92,984       144,844       185,968
   Property operating expenses. . . . . . . . . .      176,925       184,502       422,409       378,364
   Professional services. . . . . . . . . . . . .       36,503        22,300        47,003        37,321
   Amortization of deferred expenses. . . . . . .       13,699         2,943        27,399         5,887
   General and administrative . . . . . . . . . .       34,898        31,256        79,315        65,680
                                                   -----------    ----------    ----------    ----------
                                                       429,460       439,877       904,845       890,812
                                                   -----------    ----------    ----------    ----------
          Operating earnings (loss) . . . . . . .      (29,338)      (16,734)      (91,038)        6,490

Partnership's share of income from
  operations of unconsolidated venture. . . . . .         (279)       14,744        15,764        28,370
                                                   -----------    ----------    ----------    ----------

          Net operating earnings (loss) . . . . .      (29,617)       (1,990)      (75,274)       34,860

Partnership's share of gain on sale
  of unconsolidated venture . . . . . . . . . . .      804,870         --          804,870         --
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $   775,253        (1,990)      729,596        34,860
                                                   ===========    ==========    ==========    ==========
          Net earnings (loss) per limited
            partnership interest:
             Net operating earnings (loss). . . .  $      (.56)         (.04)        (1.43)          .66
             Partnership's share of gain
              on sale of unconsolidated
              venture . . . . . . . . . . . . . .        16.76         --            16.76         --
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $     16.20          (.04)        15.33           .66
                                                   ===========    ==========    ==========    ==========

          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $      3.00          2.50          3.00          5.00
                                                   ===========    ==========    ==========    ==========




















                               See accompanying notes to financial statements.



                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                  1996             1995
                                                                               ----------       ---------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  729,596          34,860
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       144,844         185,968
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        27,399           5,887
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .       (15,764)        (28,370)
    Partnership's share of gain on sale
      of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .      (804,870)          --
 Changes in:
   Interest, rents and other receivables. . . . . . . . . . . . . . . . . .        (1,278)         23,070
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,810         (78,847)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,541             334
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,928)         (2,423)
   Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .       (11,810)         14,801
   Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,603         (60,580)
                                                                               ----------      ----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . . . . . . . . . .       148,143          94,700
                                                                               ----------      ----------
Cash flows from investing activities:
  Cash proceeds from sale of unconsolidated venture,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . .     1,368,408           --
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .         --            (55,000)
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . . . . . . . . . . . . . .         --            796,725
  Partnership's distributions from
    unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . . .        58,098          91,055
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (68,048)       (150,329)
                                                                               ----------      ----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . . . . . . . . . .     1,358,458         682,451
                                                                               ----------      ----------

Cash flows from financing activities:
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (202,974)       (930,000)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (142,602)       (237,670)
                                                                               ----------      ----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . . . . . . . . . .      (345,576)     (1,167,670)
                                                                               ----------      ----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .     1,161,025        (390,519)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .       619,423         630,900
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $1,780,448         240,381
                                                                               ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $  234,428         109,139
                                                                               ==========      ==========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========


















                               See accompanying notes to financial statements.



                 IDS/JMB BALANCED INCOME GROWTH, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1996         1995         1996
                                 --------      ------      ---------
Property management
 and leasing fees . . . . . .    $ 18,361      19,743         --
Insurance commissions . . . .         686       2,694         --
Reimbursement (at
 cost) for out-of-
 pocket salary and
 salary-related
 expenses related
 to the on-site
 and other costs
 for the Partner-
 ship and its
 investment
 property . . . . . . . . . .      22,439         145       19,473
                                 --------     -------       ------
                                 $ 41,486      22,582       19,473
                                 ========     =======       ======

     According to the terms of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. The cumulative amount of such deferred distributions was $306,331 at June 30, 1996. All amounts deferred or currently payable do not bear interest.

JMB/MIAMI

     The Partnership was a general partner in JMB/Miami International Associates ("JMB/Miami"), which owned a 50% partnership interest in West Dade County Associates ("West Dade"). West Dade owns an interest in the Miami International Mall. The other partners of JMB/Miami were JMB Income Properties, Ltd. - XIII and Urban Shopping Centers, L.P. ("Urban"), both of which are affiliates of the Partnership. Effective as of March 31, 1996, JMB/Miami was voluntarily dissolved by agreement of its partners and its 50% ownership interest in West Dade and related assets were distributed to its partners based on their respective ownership percentages. Accordingly, the Partnership acquired a direct 2.547% ownership interest in West Dade. On April 8, 1996, the Partnership sold its entire 2.547% interest in West Dade as described below.

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

     In addition, West Dade agreed to indemnify the Partnership generally from and against claims and liabilities incurred by the Partnership in connection with West Dade or its property after the effective date of the sale. As a result of the sale, the Partnership expects to recognize a gain of approximately $990,000 for Federal income tax purposes and will recognize a gain of approximately $805,000 for financial reporting purposes in 1996. In addition, the Partnership expects to make a distribution of sales proceeds related to this transaction of approximately $20 per Interest in August 1996.


FASHION SQUARE

     In March 1995, the Partnership obtained a replacement irrevocable direct pay letter of credit with a major institutional lender in the amount of $7,140,000. The replacement letter of credit required the Partnership to fund an interest-bearing cash collateral account with an initial deposit of $840,000 at closing and requires monthly deposits of $30,000 thereafter until the December 1, 1999 expiration. On a cumulative basis, $60,000 per annum (although no more than $120,000 in any calendar year) can be drawn down by the Partnership under certain circumstances (as defined) from the collateral account for tenant improvements and leasing costs at the Fashion Square Shopping Center. The Partnership may be required to make additional deposits to the cash collateral account should the property's net operating income (as defined) fall below a stipulated level. As of June 30, 1996, the Partnership was not required to make any additional deposits to the cash collateral account other than the initial deposit and monthly deposits discussed above. Such additional deposits can be drawn down by the Partnership as reimbursement for certain releasing costs incurred at the property provided the property's net operating income exceeds the stipulated level for two consecutive quarters. As of the date of this report, no amounts have been drawn or requested from this account. Upon expiration of the letter of credit on December 1, 1999, the balance of the cash collateral account plus interest will revert to the Partnership.

     In 1996, leases representing approximately 17% of the leasable square footage at the Fashion Square Shopping Center are scheduled to expire, of which leases representing 4,000 square feet (5% of the center's leasable square footage) have been renewed. In addition, the Partnership has recently executed a lease representing approximately 2,400 square feet (3% of the center). The property is 82% leased and the property manager is actively pursuing replacement tenants for the remaining vacant space. The costs of lease commissions and tenant improvements incurred prior to tenant occupancy for the re-leasing of this space will result in a decrease in cash flow from operations over the near term, to the extent not permitted to be funded from the collateral cash account. Although the Partnership has budgeted for re-leasing costs, the market in which the property operates is extremely competitive, and there is no assurance that the Partnership will be fully successful in re-leasing this space.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.



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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is due primarily to the temporary investment of the cash proceeds of approximately $1,370,000 from the sale of the Partnership's interest in the Miami International Mall. The Partnership expects to make a distribution of proceeds, subject to the working capital requirements of the Partnership, of approximately $20 per $250 Interest in August 1996.

     The decrease in the investment in unconsolidated venture, at equity, at June 30, 1996 as compared to December 31, 1995 is due to the sale of the Partnership's interest in the Miami International Mall on April 8, 1996.

     The increase in deferred expenses at June 30, 1996 as compared to December 31, 1995 is due primarily to payment of the annual letter of credit fee associated with the replacement letter of credit obtained for the Fashion Square Shopping Center.

     The increase in escrow deposits at June 30, 1996 as compared to December 31, 1995 is due to the required funding in 1996 of the cash collateral account at the Fashion Square Shopping Center of $180,000 and the associated interest earned.

     The increase in accounts payable at June 30, 1996 as compared to December 31, 1995 is primarily due to unpaid reimbursements for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of the Partnership's investment properties.

     The increase in unearned rents at June 30, 1996 as compared to December 31, 1995 is due primarily to the timing of receipt of rental income at the Fashion Square Shopping Center.

     The decrease in rental income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due to lower average occupancy at the Fashion Square Shopping Center in such subsequent periods.

     The decrease in mortgage and other interest for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to lower letter of credit fees coupled with a decline in the average floating interest rate (4.2% at June 30, 1996) on the municipal bonds secured by the Fashion Square Shopping Center.

     The decrease in depreciation expense for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due primarily to the $3,500,000 value impairment recorded for the Fashion Square Shopping Center on September 30, 1995.

     The increase in property operating expenses for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is due primarily to a provision for doubtful accounts recorded in March 1996 of $62,000 for amounts billed to tenants at the Fashion Square Shopping Center deemed uncollectible.

     The increase in amortization of deferred expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due to the amortization of deferred financing costs related to the replacement letter of credit.

     The decrease in the Partnership's share of income from operations of unconsolidated venture for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due to the sale of the Partnership's interest in the Miami International Mall on April 8, 1996.

     The Partnership's share of gain on sale of unconsolidated venture for the three and six months ended June 30, 1996 is due to the sale of the Partnership's interest in the Miami International Mall on April 8, 1996.





PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                               1995                             1996
                                  -------------------------------  -------------------------------
                                     At       At      At      At       At      At      At      At
                                    3/31     6/30    9/30   12/31     3/31    6/30    9/30   12/31
                                    ----     ----    ----   -----     ----    ----   -----   -----
1. Fashion Square
    Shopping Center
    Skokie, Illinois. . . . .        88%      79%     79%     86%      78%     79%

2. Miami International Mall
    Miami, Florida. . . . . .        89%      91%     90%     94%      94%     N/A

- -------------


     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.







PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     3-A.    The Prospectus of the Partnership dated August 6, 1987,  the
Partnership's supplement to the Prospectus dated August 1, 1988 and the supplement dated April 28, 1989 are hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-17699) for December 31, 1992 dated March 19, 1993.

     3-B.    Amended and Restated Agreement of Limited Partnership is
hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-17699) for December 31, 1992 dated March 19, 1993.

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

     27.     Financial Data Schedule.

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


                      IDS/JMB BALANCED INCOME GROWTH, LTD.

                      BY:    Income Growth Managers, Inc.
                             (Corporate General Partner)



                      By:    GAILEN J. HULL
                             Gailen J. Hull, Vice President
                      Date:  August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  August 9, 1996