Form 10-Q
period 1996-09-30
IDS JMB BALANCED INCOME GROWTH LTD
filed 1996-11-13
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996Commission file number 0-17699




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

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $   725,418        619,423
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           61,577         88,498
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           12,227         35,287
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .          799,222        743,208
                                                                             -----------    -----------

Investment property, at cost:
  Land . . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,781,028      2,781,028
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .        8,750,692      8,750,692
                                                                             -----------    -----------

                                                                              11,531,720     11,531,720
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .        2,747,049      2,529,282
                                                                             -----------    -----------

          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . . .        8,784,671      9,002,438

Investment in unconsolidated venture, at equity . . . . . . . . . . . .            --           605,872
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          232,033        223,818
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,441,872      1,136,563
                                                                             -----------    -----------

                                                                             $11,257,798     11,711,899
                                                                             ===========    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     57,763         37,649
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           22,820         28,252
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           28,784         23,796
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          444,492        592,656
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .          553,859        682,353
                                                                             -----------    -----------

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           12,374         12,374
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,800,000      6,800,000
                                                                             -----------    -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        7,366,233      7,494,727
                                                                             -----------    -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (254,505)      (258,802)
                                                                             -----------    -----------
                                                                                (234,505)      (238,802)
                                                                             -----------    -----------
  Limited partners (47,534 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       10,284,207     10,284,207
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (1,538,423)    (2,301,801)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (4,619,714)    (3,526,432)
                                                                             -----------    -----------
                                                                               4,126,070      4,455,974
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        3,891,565      4,217,172
                                                                             -----------    -----------
                                                                             $11,257,798     11,711,899
                                                                             ===========    ===========

                               See accompanying notes to financial statements.




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------   -------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------    ----------    ----------
Income:
   Rental income. . . . . . . . . . . . . . . . .  $   357,911       395,069     1,129,654     1,259,734
   Interest income. . . . . . . . . . . . . . . .       36,251        14,853        78,315        47,490
                                                   -----------    ----------    ----------    ----------
                                                       394,162       409,922     1,207,969     1,307,224
                                                   -----------    ----------    ----------    ----------
Expenses:
   Mortgage and other interest. . . . . . . . . .       89,982        84,764       273,857       391,606
   Depreciation . . . . . . . . . . . . . . . . .       72,923        92,984       217,767       278,952
   Property operating expenses. . . . . . . . . .      148,542       205,232       570,951       583,596
   Professional services. . . . . . . . . . . . .          705         2,771        47,708        40,092
   Amortization of deferred expenses. . . . . . .       13,792         2,944        41,191         8,831
   General and administrative . . . . . . . . . .       30,511        26,556       109,826        92,236
   Provision for value impairment . . . . . . . .        --        3,500,000         --        3,500,000
                                                   -----------    ----------    ----------    ----------
                                                       356,455     3,915,251     1,261,300     4,895,313
                                                   -----------    ----------    ----------    ----------
          Operating earnings (loss) . . . . . . .       37,707    (3,505,329)      (53,331)   (3,588,089)

Partnership's share of income from
  operations of unconsolidated venture. . . . . .        --           14,934        15,765        43,304
                                                   -----------    ----------    ----------    ----------

          Net operating earnings (loss) . . . . .       37,707    (3,490,395)      (37,566)   (3,544,785)

Partnership's share of gain on sale
  of interest in unconsolidated venture . . . . .        --            --          805,241         --
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $    37,707    (3,490,395)      767,675    (3,544,785)
                                                   ===========    ==========    ==========    ==========
          Net earnings (loss) per limited
            partnership interest:
             Net operating earnings (loss). . . . $        .71        (66.09)         (.71)       (67.12)
             Partnership's share of gain
              on sale of interest in
              unconsolidated venture. . . . . . .        --            --            16.77         --
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $       .71        (66.09)        16.06        (67.12)
                                                   ===========    ==========    ==========    ==========

          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $     20.00         --            23.00          5.00
                                                   ===========    ==========    ==========    ==========




















                               See accompanying notes to financial statements.




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                  1996             1995
                                                                               ----------       ---------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  767,675      (3,544,785)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       217,767         278,952
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        41,191           8,831
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .       (15,765)        (43,304)
    Partnership's share of gain on sale
      of interest in unconsolidated venture . . . . . . . . . . . . . . . .      (805,241)          --
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .         --          3,500,000
 Changes in:
   Interest, rents and other receivables. . . . . . . . . . . . . . . . . .        26,921           3,981
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,060          (1,792)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,114           8,759
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,432)         (2,423)
   Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .      (148,164)        170,365
   Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,988         (65,470)
                                                                               ----------      ----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . . . . . . . . . .       127,114         313,114
                                                                               ----------      ----------
Cash flows from investing activities:
  Cash proceeds from sale of unconsolidated venture,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . .     1,368,408           --
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .         --            (55,000)
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . . . . . . . . . . . . . .         --            851,542
  Partnership's distributions from
    unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . . .        58,470         102,517
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (49,406)       (150,445)
                                                                               ----------      ----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . . . . . . . . . .     1,377,472         748,614
                                                                               ----------      ----------

Cash flows from financing activities:
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (305,309)     (1,032,496)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (1,093,282)       (237,670)
                                                                               ----------      ----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . . . . . . . . . .    (1,398,591)     (1,270,166)
                                                                               ----------      ----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .       105,995        (208,438)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .       619,423         630,900
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $  725,418         422,462
                                                                               ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $  301,601         394,029
                                                                               ==========      ==========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========


















                               See accompanying notes to financial statements.




                 IDS/JMB BALANCED INCOME GROWTH, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                    1996        1995         1996
                                  -------      ------    -------------
Property management
 and leasing fees . . . . . .     $28,449      29,160         --
Insurance commissions . . . .       2,583       2,690         --
Reimbursement (at
 cost) for out-of-
 pocket salary and
 salary-related
 expenses related
 to the on-site
 and other costs
 for the Partner-
 ship and its
 investment
 property . . . . . . . . . .      33,536         291         27,588
                                  -------     -------         ------
                                  $64,568      32,141         27,588
                                  =======     =======         ======

     According to the terms of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. The cumulative amount of such deferred distributions was $306,330 at September 30, 1996. All amounts deferred or currently payable do not bear interest.

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

     In addition, West Dade agreed to indemnify the Partnership generally from and against claims and liabilities incurred by the Partnership in connection with West Dade or its property after the effective date of the sale. As a result of the sale, the Partnership expects to recognize a gain of approximately $990,000 for Federal income tax purposes and recognized a gain of approximately $805,000 for financial reporting purposes in 1996.
In addition, the Partnership made a distribution of sales proceeds related to this transaction of $20 per Interest in August 1996.


FASHION SQUARE

     In March 1995, the Partnership obtained a replacement irrevocable direct pay letter of credit with a major institutional lender in the amount of $7,140,000. The replacement letter of credit required the Partnership to fund an interest-bearing cash collateral account with an initial deposit of $840,000 at closing and requires monthly deposits of $30,000 thereafter until the December 1, 1999 expiration. On a cumulative basis, $60,000 per annum (although no more than $120,000 in any calendar year) can be drawn down by the Partnership under certain circumstances (as defined) from the collateral account for tenant improvements and leasing costs at the Fashion Square Shopping Center. The Partnership may be required to make additional deposits to the cash collateral account should the property's net operating income (as defined) fall below a stipulated level. As of September 30, 1996, the Partnership was not required to make any additional deposits to the cash collateral account other than the initial deposit and monthly deposits discussed above. Such additional deposits can be drawn down by the Partnership as reimbursement for certain releasing costs incurred at the property provided the property's net operating income exceeds the stipulated level for two consecutive quarters. As of the date of this report, no amounts have been drawn or requested from this account. Upon expiration of the letter of credit on December 1, 1999, the balance of the cash collateral account plus interest will revert to the Partnership.

     In 1996, leases representing approximately 17% of the leasable square footage at the Fashion Square Shopping Center are scheduled to expire, of which leases representing 9,280 square feet (11% of the center's leasable square footage) have been renewed. In addition, the Partnership has recently executed a lease representing approximately 2,400 square feet (3% of the center). In October 1996 the tenant took occupancy of this space. The property is 82% leased and the property manager is actively pursuing replacement tenants for the remaining vacant space. The costs of lease commissions and tenant improvements incurred prior to tenant occupancy for the re-leasing of this space will result in a decrease in cash flow from operations over the near term, to the extent not permitted to be funded from the collateral cash account. Although the Partnership has budgeted for re-leasing costs, the market in which the property operates is extremely competitive, and there is no assurance that the Partnership will be fully successful in re-leasing this space.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.



PART 1.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     Due to the current competitive market in which the Fashion Square Shopping Center operates and in light of the severely depressed real estate markets which characterized the Partnership's operations during the past few years, it currently appears that the Partnership's goal of capital appreciation will not be fully achieved. Although some portion of the Limited Partners' original capital is expected to be distributed from sales proceeds, without a dramatic improvement in market conditions relative to its sole remaining investment property, the Limited Partners will receive significantly less than their original investment.

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

RESULTS OF OPERATIONS

     The decrease in the investment in unconsolidated venture, at equity, at September 30, 1996 as compared to December 31, 1995 is due to the sale of the Partnership's interest in the Miami International Mall on April 8, 1996.

     The increase in escrow deposits at September 30, 1996 as compared to December 31, 1995 is due to the required funding in 1996 of the cash collateral account at the Fashion Square Shopping Center of $270,000 and the associated interest earned.

     The increase in accounts payable at September 30, 1996 as compared to December 31, 1995 is primarily due to unpaid reimbursements for salaries and direct expenses of officers and employees of the Corporate General Partner and its affiliates relating to the administration of the Partnership and operation of the Partnership's investment properties.

     The decrease in accrued real estate taxes at September 30, 1996 as compared to December 31, 1995 is primarily due to the decrease in assessed property value for the Fashion Square Shopping Center, which lowered the property tax liability for this investment property in 1996.

     The decrease in rental income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due to lower average occupancy at the Fashion Square Shopping Center in such subsequent periods.

     The increase in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due to increased interest earned on the higher balance in the cash collateral account due to the required funding of $30,000 per month.

     The decrease in mortgage and other interest for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to lower letter of credit fees coupled with a decline in the average floating interest rate (3.8% at September 30, 1996) on the municipal bonds secured by the Fashion Square Shopping Center.

     The decrease in depreciation expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due primarily to the $3,500,000 value impairment recorded for the Fashion Square Shopping Center on September 30, 1995.

     The increase in amortization of deferred expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due to the amortization of deferred financing costs related to the replacement letter of credit.

     The provision for value impairment for the three and nine months ended September 30, 1995 consists of the $3,500,000 value impairment recorded for the Fashion Square Shopping Center on September 30, 1995.

     The decrease in the Partnership's share of income from operations of unconsolidated venture for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due to the sale of the Partnership's interest in the Miami International Mall on April 8, 1996.

     The Partnership's share of gain on sale of interest in unconsolidated venture for the nine months ended September 30, 1996 is due to the sale of the Partnership's interest in the Miami International Mall on April 8, 1996.








PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                               1995                             1996
                                  -------------------------------  -------------------------------
                                     At       At      At      At       At      At      At      At
                                    3/31     6/30    9/30   12/31     3/31    6/30    9/30   12/31
                                    ----     ----    ----   -----     ----    ----   -----   -----
1. Fashion Square
    Shopping Center
    Skokie, Illinois. . . . .        88%      79%     79%     86%      78%     79%     79%

2. Miami International Mall
    Miami, Florida. . . . . .        89%      91%     90%     94%      94%     N/A     N/A

-------------


     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.







PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)       Exhibits

     3-A.    The Prospectus of the Partnership dated August 6, 1987,  the
Partnership's supplement to the Prospectus dated August 1, 1988 and the supplement dated April 28, 1989 are hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17699) dated March 19, 1993.

     3-B.    Amended and Restated Agreement of Limited Partnership is
hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17699) dated March 19, 1993.

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

     4-C.    Letter of credit agreement extension document secured by
non-recourse mortgage in the Fashion Square Shopping Center are hereby incorporated by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-17699) dated March 21, 1995.

     4-D.    Documents relating to the replacement Irrevocable Direct Pay
Letter of Credit and exhibits thereto and the Reimbursement Agreement and exhibits thereto dated March 30, 1995, are hereby incorporated by reference to the Partnership's report for March 31, 1995 on Form 10-Q (File No. 0-17699) dated May 11, 1995.

     10-A.   Acquisition documents relating to the purchase by the
Partnership of the Fashion Square Shopping Center in Skokie, Illinois (a suburb north of Chicago) are incorporated by reference to the Partnership's Registration Statement on Form S-11 dated August 6, 1987 (as amended) (File No. 33-12561).

     27.     Financial Data Schedule.


   (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





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


                      IDS/JMB BALANCED INCOME GROWTH, LTD.

                      BY:    Income Growth Managers, Inc.
                             (Corporate General Partner)



                      By:    GAILEN J. HULL
                             Gailen J. Hull, Vice President
                      Date:  November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  November 8, 1996