Form 10-K405
period 1996-12-31
IDS JMB BALANCED INCOME GROWTH LTD
filed 1997-03-28
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1996          Commission file number 0-17699



             IDS/JMB BALANCED INCOME GROWTH, LTD.
    (Exact name of registrant as specified in its charter)


     Illinois                   36-3498972
(State of organization)(I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois60611
(Address of principal executive office)(Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:


                                 Name of each exchange on
Title of each Class               which registered
-------------------        ------------------------------

      None                               None



Securities registered pursuant to Section 12(g) of the Act:

                 LIMITED PARTNERSHIP INTERESTS
                       (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None




                               TABLE OF CONTENTS


                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   3

Item 3.    Legal Proceedings . . . . . . . . . . .   5

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   5


PART II

Item 5.    Market for the Partnership's Limited
           Partnership Interests and Related
           Security Holder Matters . . . . . . . .   5

Item 6.    Selected Financial Data . . . . . . . .   6

Item 7.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations . . . . . . .  10

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  14

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  36


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  36

Item 11.   Executive Compensation. . . . . . . . .  38

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  39

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  40


PART IV

Item 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K . . . . . . . .  40


SIGNATURES . . . . . . . . . . . . . . . . . . . .  42












                               i




                            PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Financial Statements filed with this annual report. Capitalized terms used herein, but not defined, have the same meanings as in the Notes.

     The registrant, IDS/JMB Balanced Income Growth, Ltd. (the "Partner-ship"), is a limited partnership formed in 1987 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing properties, primarily existing commercial real properties. On August 6, 1987, the Partnership commenced an offering to the public of $50,000,000 in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-12561). A total of 47,514 Interests were sold to the public at $250 per Interest and were issued to each holder of Interests (hereinafter a "Limited Partner"). The offering terminated on August 5, 1989. No Limited Partner has made any additional capital contribution after such date. The Limited Partners in the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments have been held by fee title and/or through joint venture partnership interests. The Partnership's remaining real estate investment is located in Skokie (Chicago), Illinois and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2037. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:






                                             SALE OR DISPOSITION
                                               DATE OR IF OWNED
                                             AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                DATE OF  ORIGINAL INVESTED
    AND LOCATION (d)        SIZE     PURCHASECAPITAL PERCENTAGE (a)    TYPE OF OWNERSHIP
----------------------   ----------  ------------------------------    -----------------

1.  Fashion Square
     Shopping Center
     Skokie, Illinois      84,600     2/14/89         86%              fee ownership of land and
                           sq.ft.     g.l.a.                           improvements (b)(e)

2.  Miami International
     Mall
     Miami, Florida.       967,300    2/28/89       4/8/96             fee ownership of land and
                           sq.ft.     g.l.a.                           improvements (through joint
                                                                       venture partnerships) (c)

     (a)    The computation of this percentage for the property held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item
7.

     (b)    Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the
Partnership's real property investment.

     (c)    Reference is made to the Notes for a description of the joint venture partnerships through which the
Partnership made this real property investment and the sale of this investment.

     (d)    Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

     (e)    Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.






     The Partnership's remaining real property investment is subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants if significant vacancies are present. Reference is hereby made to
Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership for its remaining investment property. Approximate occupancy levels for the property are set forth in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the remaining investment property held at December 31, 1996 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's remaining property as of December 31, 1996.

     The Partnership has no employees other than personnel performing on-site duties at the Partnership's remaining property, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners of the Partnership, and their affiliates are set forth in Items 10 and 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns the property referred to under Item 1 above to which reference is made for a description of said property.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:




                                                   1995                    1996
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At
                           Principal Business3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                           ----------------------  ----  ---------  ----  ---- ----- -----
1.  Fashion Square
      Shopping Center
      Skokie, Illinois .   Retail             88%   79%   79%  86%   78%   79%   79%   82%

2.  Miami International Mall
      Miami, Florida . .   Retail             89%   91%   90%  94%   94%   N/A   N/A   N/A


     Reference is made to Item 6, Item 7 and to the Notes for a description of the general terms of tenant leases at the Partnership's investment property.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.






ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during 1996 and 1995.



                            PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 1,142 record holders of the 47,534 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners. The mortgage loan secured by the Fashion Square Shopping Center restricts the use by the Partnership of the cash flow from that property as more fully discussed in the Notes.




ITEM 6.  SELECTED FINANCIAL DATA

                              IDS/JMB BALANCED INCOME GROWTH, LTD.
                                     (A LIMITED PARTNERSHIP)
                          DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                          (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                          1996        1995          1994       1993         1992
                     -------------------------- ----------------------- ------------
Total income . . . . . .$  1,604,356 1,735,312    1,895,928   1,972,623    2,013,004
                      ============ ===========  =========== ===========  ===========
Operating earnings (loss)$   (103,856)(3,594,525)   251,378     436,415      405,839
Partnership's share of
 operations of uncon-
 solidated venture . . .    15,765      70,179       59,391      (3,495)     (34,476)
                      ------------ -----------  ----------- -----------  -----------
    Net operating
     earnings (loss) . .   (88,091) (3,524,346)     310,769     432,920      371,363

Partnership's share of
 gain on sale of land
 from  unconsolidated
 venture . . . . . . . .     --          --          30,454      35,272        --
Gain on sale of
 interest in uncon-
 solidated venture . . .   805,241       --           --          --           --
                      ------------ -----------  ----------- -----------  -----------
    Net earnings
     (loss) before
     Partnership's
     share of extra-
     ordinary item
     from unconsoli-
     dated venture . . .   717,150  (3,524,346)     341,223     468,192      371,363

Partnership's share of
 extraordinary item
 from unconsolidated
 venture . . . . . . . .     --          --           --        (51,331)       --
                      ------------ -----------  ----------- -----------  -----------
    Net earnings
     (loss). . . . . . .$    717,150(3,524,346)     341,223     416,861      371,363
                      ============ ===========  =========== ===========  ===========




                          1996        1995          1994       1993         1992
                     -------------------------- ----------------------- ------------
Net earnings (loss) per
 Interest (b):
   Net operating
     earnings (loss) . .$      (1.67)   (66.73)        5.88        8.19         7.03
   Partnership's share
     of gain on sale of
     land from unconsoli-
     dated venture . . .     --          --             .63         .67        --
   Gain on sale of
     interest in uncon-
     solidated venture .     16.77       --           --          --           --
   Partnership's share of
     extraordinary item
     from unconsolidated
     venture . . . . . .     --          --           --           (.97)       --
                      ------------ -----------  ----------- -----------  -----------
    Net earnings (loss)
      per Interest . . .$      15.10    (66.73)        6.51        7.89         7.03
                      ============ ===========  =========== ===========  ===========

Total assets . . . . . .$ 11,447,60411,711,899   15,567,889  15,634,113   15,664,907
Long-term debt . . . . .$  6,800,000 6,800,000    6,800,000   6,800,000    6,800,000
Cash distributions
 per Interest (c). . . .$      23.00      5.00        10.00       10.00        10.00
                      ============ ===========  =========== ===========  ===========

  (a)The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

  (b)The net earnings (loss) per Interest is based on the number of Interests outstanding at the end of each period
(47,534).

  (c)Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the
Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996


Property
--------

Fashion Square
Shopping Center a)   The gross leasable area ("GLA")
                     occupancy rate and average
                     base rent per square foot as of
                     December 31 for each of the last
                     five years were as follows:

                                               GLA          Avg. Base Rent Per
                      December 31,       Occupancy Rate     Square Foot (1)
                      ------------       --------------     ------------------

                           1992. . . . .      97%              15.42
                           1993. . . . .     100%              14.31
                           1994. . . . .      94%              13.79
                           1995. . . . .      86%              14.50
                           1996. . . . .      82%              12.61

                           (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                        Base Rent Scheduled LeaseLease
                b)     Significant Tenants   Square FeetPer Annum Expiration DateRenewal Option(s)
                       -------------------   -------------------- --------------------------------

                       DSW Shoe Ware-        17,519     $210,000  12/2000       12/2005
                       house                                                    12/2010
                       (Retail Shoe Outlet)

                       Linens 'N Things (1)  12,000     180,000   3/1999        3/2004
                       (Home Furnishings                                        3/2009
                       Store)

                         (1)    Reference is made to the management's discussion and analysis of financial condition regarding the potential early termination and replacement of this tenant in 1997.




                c)     The following table sets forth certain
                       information with respect to the expiration of leases for the next ten years at the Fashion Square Shopping Center:

                                                                   Annualized     Percent of
                                      Number of     Approx. Total  Base Rent      Total 1996
                       Year Ending    Expiring      NRF of Expiringof Expiring    Base Rent
                       December 31,   Leases        Leases (1)     Leases         Expiring
                       ------------   ---------     --------------------------    ----------

                         1997             2             3,500          39,500           5%
                         1998             1             4,000          63,999           7%
                         1999             5            27,322         408,686          47%
                         2000             1            17,519         210,228          24%
                         2001             3             9,830         133,740          15%
                         2002            --             --              --              --
                         2003            --             --              --              --
                         2004            --             --              --              --
                         2005            --             --              --              --
                         2006             1             2,440          32,940           4%

                         (1) Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1997.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $10,121,000 (after deducting selling expenses and other offering costs), with which to make investments in income-producing commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments, and to satisfy working capital requirements. A majority of the proceeds were utilized to acquire two properties, described in Item 1 above. The Partnership incurred indebtedness in connection with the purchase of the properties. One of the properties was acquired through a joint venture and was reflected as the Partnership's investment in unconsolidated venture, at equity. The other property was acquired directly and is reflected as the Partnership's investment property at December 31, 1996.

     At December 31, 1996, the Partnership had cash and cash equivalents of approximately $847,000. Such funds are available for future distributions to partners, for working capital requirements and for letter of credit escrow requirements. Distributions to the General Partners have been deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership has currently budgeted in 1997 approximately $928,000 for tenant improvements and other capital expenditures at its remaining investment property (the Fashion Square Shopping Center), of which approximately $628,000 is budgeted to replace a major tenant, Linens 'N Things as more fully described in the property specific section below. A portion of such tenant improvements and lease commissions is permitted to be funded from the cash collateral account (reflected as escrow deposits in the accompanying financial statements). Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the Partnership's remaining investment property. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Due to the cash collateral funding requirements under the replacement letter of credit, as discussed below, the Partnership's cash flow from operations has been severely reduced. Consequently, effective in the second quarter of 1995, the Partnership reduced its distributions of cash flow from operations to the Limited Partners from a quarterly distribution of $2.50 per limited partnership interest ("Interest"), or $10 per Interest per annum, to a distribution of approximately $3.00 per Interest per annum. In addition, as a result of the reduced level of operating cash distributions, the Partnership will make distributions on an annual basis instead of on a quarterly basis. Due to the significant amount of tenant improvements and lease commissions budgeted in 1997, and the restrictions placed by the lender on the use of the cash collateral account, the Partnership may need to further reduce or cease making operating distributions to Limited Partners.

     The Partnership's mortgage obligation is a separate non-recourse loan secured individually by the investment property and is not an obligation of the Partnership, and the Partnership is not personally liable for the payment of the mortgage indebtedness.

     JMB/MIAMI - MIAMI INTERNATIONAL MALL

     On April 8, 1996, the Partnership sold 100% of its Partnership interest to its unaffiliated venture partner for $1,368,888 (which was paid in cash at closing). On August 30, 1996, the Partnership distributed $950,680 of sales proceeds to the limited partners. Reference is made to the Notes for a further description of such event.





     FASHION SQUARE SHOPPING CENTER

     The indebtedness assumed by the Partnership in conjunction with the acquisition of the Fashion Square Shopping Center was supported by a letter of credit which was scheduled to expire, as extended, on June 15, 1995. In March 1995, the Partnership obtained a replacement irrevocable direct pay letter of credit with a major institutional lender in the amount of $7,140,000 which expires on December 1, 1999. The Partnership paid a commitment fee equal to 1% of the letter of credit amount at closing and pays an annual commission fee of 1.25% of the letter of credit amount.

     One of the property's major tenants, Linens 'N Things, opened a new store in November 1996 one block away from the center in a newly-developed smaller shopping center. The Linens 'N Things store at the center is operating as a clearance store and continues to pay rent pursuant to the terms of its lease which does not expire until March 1999. The Partnership has reached agreements in principle with both an existing tenant to extend its lease and relocate to the Linens 'N Things store and a new national tenant to occupy the replacement tenant's store for a ten year term. Both agreements are contingent upon the Partnership and Linens 'N Things agreeing to a lease termination. Though basic agreement on such a termination has also been reached in principle, there can be no assurance that any of the aforementioned agreements will be executed with such tenants on these or any other terms. Although these transactions represent a significant capital investment in 1997, the annual financial impact on the Partnership's cash flow and the quality of its tenants are expected to be improved.

     In 1997 through 1999, leases representing approximately 5%, 7% and 47%, respectively, of the leasable square footage at the Fashion Square Shopping Center are scheduled to expire. As of the date of this report, the property is 77% leased and the property manager is actively pursuing replacement tenants for the remaining vacant space. The costs of lease commissions and tenant improvements incurred prior to tenant occupancy for the re-leasing of this space will result in a decrease in cash flow from operations over the near term, to the extent not permitted to be funded from the collateral cash account.

     As of December 31, 1996, the Partnership has committed to a plan to sell the Fashion Square Shopping Center. Accordingly, the Partnership has classified this property as held for sale in the accompanying consolidated financial statements.


GENERAL

     Due to the current competitive market in which the Fashion Square Shopping Center operates and in light of the severely depressed real estate market which characterized the Partnership's operations during the past few years, it currently appears that the Partnership's goal of capital appreciation will not be achieved. Although some portion of the Limited Partners' original capital has been and is expected to be distributed from sales proceeds, without a dramatic improvement in market conditions relative to its sole remaining investment property, the Limited Partners will receive significantly less than their original investment.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its property since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the Fashion Square Shopping Center and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the property is sold in the near term), barring unforeseen economic developments.


RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is due primarily to cash generated from operations at the Fashion Square Shopping Center and sale proceeds retained from the sale of the Partnership's interest in the Miami International Mall on April 8, 1996 as discussed above.

     The increase in interest, rents and other receivables at December 31, 1996 as compared to December 31, 1995 is due to the timing of rental collections at the Fashion Square Shopping Center.

     The decrease in prepaid expense at December 31, 1996 as compared to December 31, 1995 is due primarily to the timing of insurance premiums paid at the Fashion Square Shopping Center.

     The decrease in investment in unconsolidated venture, at equity, at December 31, 1996 as compared to December 31, 1995 is due to the sale of the Partnership's interest in the Miami International Mall on April 8, 1996 as discussed above.

     The increase in escrow deposits at December 31, 1996 as compared to December 31, 1995 is due to the required funding in 1996 of the cash collateral account at the Fashion Square Shopping Center of $360,000 per year and the associated interest earned. This amount was generated from operations at such property.

     The increase in unearned rents at December 31, 1996 as compared to December 31, 1995 is due to the timing of rental collections at the Fashion Square Shopping Center.

     The decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due to lower average occupancy at the Fashion Square Shopping Center.

     The increase in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to increased interest earned on the higher average balance in the cash collateral account at the Fashion Square Shopping Center due to the required funding of $30,000 per month.

     The decrease in mortgage and other interest for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to lower letter of credit fees coupled with a decline in the average floating interest rate (4.375% at December 31, 1996) on the municipal bonds secured by the Fashion Square Shopping Center. The increase in mortgage and other interest expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due primarily to fees paid in 1995 to extend the prior letter of credit until June 15, 1995.

     The decrease in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the $3,500,000 value impairment recorded for the Fashion Square Shopping Center on September 30, 1995.

     The decrease in amortization of deferred expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the increase in amortization of deferred expenses for the year ended December 31, 1995 as compared to December 31, 1994 is due to the recognition of extension fees associated with the replacement letter of credit for the Fashion Square Shopping Center in 1995.




     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is due primarily to an increase in and the recognition of certain additional prior year reimbursable costs to affiliates of the General Partners in 1995.

     The provision for value impairment for the year ended December 31, 1995 consists of the $3,500,000 value impairment recorded for the Fashion Square Shopping Center on September 30, 1995.

     The decrease in Partnership's share of income from operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the sale of the Partnership's interest in the Miami International Mall on April 8, 1996.

     The Partnership's share of gain on sale of land from unconsolidated venture for the year ended December 31, 1994 is due to the sale of an outparcel of land at the Miami International Mall in December 1994.

      The Partnership's share of gain on sale of interest in unconsolidated venture for the year ended December 31, 1996 is due to the sale of the Partnership's interest in the Miami International Mall on April 8, 1996.


INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining investment property have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect of inflation on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partner-ship's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

An increase in inflation in the future may affect the interest rate paid by the Partnership on its long-term debt for the Fashion Square Shopping Center, as such debt currently bears interest at a floating rate.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             IDS/JMB BALANCED INCOME GROWTH, LTD.
                    (A LIMITED PARTNERSHIP)

                             INDEX


Independent Auditors' Report


Balance Sheets, December 31, 1996 and 1995


Statements of Operations, years ended December 31,
  1996, 1995 and 1994


Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994


Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994


Notes to Financial Statements


                                                 SCHEDULE
                                                 --------

     Real Estate and Accumulated Depreciation       III



SCHEDULES NOT FILED:

All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.













                 INDEPENDENT AUDITORS' REPORT


The Partners
IDS/JMB BALANCED INCOME GROWTH, LTD.:

     We have audited the financial statements of IDS/JMB Balanced Income Growth, Ltd. (a limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/JMB Balanced Income Growth, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996, the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997







                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS

                                  DECEMBER 31, 1996 AND 1995

                                            ASSETS
                                            ------
                                                                  1996            1995
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $    847,356        619,423
  Interest, rents and other receivables. . . . . . . . . . .       131,710         88,498
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         7,642         35,287
                                                              ------------   ------------
          Total current assets . . . . . . . . . . . . . . .       986,708        743,208
                                                              ------------   ------------

Investment property, at cost - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . .         --         2,781,028
  Building and improvements. . . . . . . . . . . . . . . . .         --         8,750,692
                                                              ------------   ------------

                                                                     --        11,531,720
  Less accumulated depreciation. . . . . . . . . . . . . . .         --         2,529,282
                                                              ------------   ------------

          Total property held for investment,
            net of accumulated depreciation. . . . . . . . .        --          9,002,438

  Property held for sale or disposition. . . . . . . . . . .     8,711,748          --
                                                              ------------   ------------

          Total investment property. . . . . . . . . . . . .     8,711,748      9,002,438

Investment in unconsolidated venture, at equity. . . . . . .         --           605,872
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .       198,937        223,818
Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .     1,550,211      1,136,563
                                                              ------------   ------------

                                                              $ 11,447,604     11,711,899
                                                              ============   ============






                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  1996            1995
                                                              ------------    -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .  $     58,780         37,649
  Accrued interest . . . . . . . . . . . . . . . . . . . . .        26,508         28,252
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .       116,246         23,796
  Accrued real estate taxes. . . . . . . . . . . . . . . . .       592,656        592,656
                                                              ------------   ------------
          Total current liabilities. . . . . . . . . . . . .       794,190        682,353
                                                              ------------   ------------

Tenant security deposits . . . . . . . . . . . . . . . . . .        12,374         12,374
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .     6,800,000      6,800,000
                                                              ------------   ------------
          Total liabilities. . . . . . . . . . . . . . . . .     7,606,564      7,494,727
                                                              ------------   ------------

Commitments and contingencies

Partners' capital accounts (deficits):
    General partners:
       Capital contributions . . . . . . . . . . . . . . . .        20,000         20,000
       Cumulative net earnings (losses). . . . . . . . . . .      (259,558)      (258,802)
                                                              ------------   ------------
                                                                  (239,558)      (238,802)
                                                              ------------   ------------
    Limited partners (47,534 Interests):
       Capital contributions, net of offering costs. . . . .    10,284,207     10,284,207
       Cumulative net earnings (losses). . . . . . . . . . .    (1,583,895)    (2,301,801)
       Cumulative cash distributions . . . . . . . . . . . .    (4,619,714)    (3,526,432)
                                                              ------------   ------------
                                                                 4,080,598      4,455,974
                                                              ------------   ------------
          Total partners' capital accounts (deficits). . . .     3,841,040      4,217,172
                                                              ------------   ------------

                                                              $ 11,447,604     11,711,899
                                                              ============   ============

                        See accompanying notes to financial statements.




                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS

                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   1996          1995           1994
                                               ------------  ------------   ------------
  Rental income. . . . . . . . . . . . . . .   $  1,499,883     1,666,805      1,828,326
  Interest income. . . . . . . . . . . . . .        104,473        68,507         67,602
                                               ------------  ------------   ------------
                                                  1,604,356     1,735,312      1,895,928
                                               ------------  ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .        365,676       423,567        328,593
  Depreciation . . . . . . . . . . . . . . .        290,690       358,088        371,936
  Property operating expenses. . . . . . . .        797,083       785,555        800,166
  Professional services. . . . . . . . . . .         65,208        40,580         51,800
  Amortization of deferred expenses. . . . .         55,024        99,818         26,199
  General and administrative . . . . . . . .        134,531       122,229         65,856
  Provision for value impairment . . . . . .          --        3,500,000          --
                                               ------------  ------------   ------------
                                                  1,708,212     5,329,837      1,644,550
                                               ------------  ------------   ------------
          Operating earnings (loss). . . . .       (103,856)   (3,594,525)       251,378

Partnership's share of operations of
  unconsolidated venture . . . . . . . . . .         15,765        70,179         59,391
                                               ------------  ------------   ------------
          Net operating earnings (loss). . .        (88,091)   (3,524,346)       310,769

Partnership's share of gain on sale of land
  from unconsolidated venture. . . . . . . .          --            --            30,454

Gain on sale of interest in unconsolidated
  venture. . . . . . . . . . . . . . . . . .        805,241         --             --
                                               ------------  ------------   ------------

          Net earnings (loss). . . . . . . .   $    717,150    (3,524,346)       341,223
                                               ============  ============   ============




                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF OPERATIONS - CONTINUED



                                                   1996          1995           1994
                                               ------------  ------------   ------------

  Net earnings per limited partnership interest:
    Net operating earnings (loss). . . . . .   $      (1.67)       (66.73)          5.88
    Partnership's share of gain on sale of land
      from unconsolidated venture. . . . . .          --            --               .63
    Gain on sale of interest in unconsolidated
      venture. . . . . . . . . . . . . . . .          16.77         --             --
                                               ------------  ------------   ------------
          Net earnings (loss). . . . . . . .   $      15.10        (66.73)          6.51
                                               ============  ============   ============





























                        See accompanying notes to financial statements.




                                IDS/JMB BALANCED INCOME GROWTH, LTD.
                                       (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                            YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             GENERAL PARTNERS                               LIMITED PARTNERS (47,534 INTERESTS)
              --------------------------------------------------    ---------------------------------------------------
                                                        CONTRI-
                                                        BUTIONS
                                                        NET OF
          CONTRI-    NET       CASH                    OFFERING    NET         CASH
          BUTIONS  EARNINGSDISTRIBUTIONS     TOTAL      COSTS    EARNINGS  DISTRIBUTIONS   TOTAL
          ------- ----------------------- -------------------------------- ------------------------
Balance at
 December 31,
 1993. . . .$20,000    62,251     --           82,25110,284,207    560,269   (2,813,422) 8,031,054

Net earn-
 ings
 (loss). . .--         31,382     --           31,382     --       309,841        --       309,841
Cash dis-
 tributions
 ($10.00 per
 Interest) .--          --        --             --       --         --        (475,340)  (475,340)
           ----------------- ----------  ---------------------------------- ----------------------
Balance at
 December 31,
 1994. . . .20,000     93,633     --          113,633 10,284,207   870,110   (3,288,762) 7,865,555

Net earn-
 ings (loss) --     (352,435)     --        (352,435)      --   (3,171,911)       --    (3,171,911)
Cash distri-
 butions
 ($5.00 per
 Interest) . --         --        --           --          --        --        (237,670)  (237,670)
           ----------------- ----------  ---------------------------------- ----------------------




                                IDS/JMB BALANCED INCOME GROWTH, LTD.
                                       (A LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                             GENERAL PARTNERS                               LIMITED PARTNERS (47,534 INTERESTS)
              --------------------------------------------------    ---------------------------------------------------
                                                        CONTRI-
                                                        BUTIONS
                                                        NET OF
          CONTRI-    NET       CASH                    OFFERING    NET         CASH
          BUTIONS  EARNINGSDISTRIBUTIONS     TOTAL      COSTS    EARNINGS  DISTRIBUTIONS   TOTAL
          ------- ----------------------- -------------------------------- ------------------------

Balance at
 December 31,
 1995. . . .20,000  (258,802)     --        (238,802) 10,284,207(2,301,801)  (3,526,432) 4,455,974

Net earn-
 ings (loss) --         (756)     --            (756)      --      717,906        --       717,906
Cash distri-
 butions
 ($23.00 per
 Interest) . --         --        --            --         --        --      (1,093,282)(1,093,282)
          ------------------ ----------  ---------------------------------- ----------------------
Balance at
 December 31,
 1996. . . .$20,000 (259,558)     --        (239,558)10,284,207 (1,583,895)  (4,619,714) 4,080,598
          ================== ==========  ================================== ======================

















                           See accompanying notes to financial statements.




                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                    1996         1995           1994
                                                -----------   -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .    $   717,150    (3,524,346)       341,223
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . .        290,690       358,088        371,936
    Amortization of deferred expenses  . . .         55,024        99,818         26,199
    Partnership's share of operations of
      unconsolidated venture . . . . . . . .        (15,765)      (70,179)       (59,391)
    Partnership's share of gain on sale of
      land from unconsolidated venture . . .          --            --           (30,454)
    Gain on sale of interest in unconsol-
      idated venture . . . . . . . . . . . .       (805,241)        --             --
    Provision for value impairment . . . . .          --        3,500,000          --
  Changes in:
    Interest, rents and other receivables. .        (43,212)      (17,111)        34,914
    Prepaid expenses . . . . . . . . . . . .          5,332          (297)        (3,516)
    Accounts payable . . . . . . . . . . . .          2,233        (1,921)        28,355
    Due to affiliates. . . . . . . . . . . .         18,898       (15,021)         --
    Accrued interest . . . . . . . . . . . .         (1,744)        1,935          9,156
    Accrued real estate taxes. . . . . . . .          --          (29,602)        22,401
    Unearned rents . . . . . . . . . . . . .         92,450       (49,365)        12,481
    Tenant security deposits . . . . . . . .          --            --            (4,500)
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . .        315,815       251,999        748,804
                                               ------------   -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . .          --        1,270,338     (1,270,338)
  Cash proceeds from sale of unconsolidated
    venture, net of selling expenses . . . .      1,368,408         --             --
  Additions to investment property . . . . .          --          (55,000)      (193,530)
  Partnership's distributions from
    unconsolidated venture . . . . . . . . .         58,470       135,628        175,784
  Partnership's contributions to
    unconsolidated venture . . . . . . . . .          --            --              (260)
  Payment of deferred expenses . . . . . . .         (7,830)     (204,509)       (67,076)
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . .      1,419,048     1,146,457     (1,355,420)
                                               ------------   -----------    -----------




                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS - CONTINUED



                                                    1996         1995           1994
                                                -----------   -----------    -----------

Cash flows from financing activities:
  Payment of deferred expenses . . . . . . .          --          (35,700)       (26,775)
  Escrow deposits. . . . . . . . . . . . . .       (413,648)   (1,136,563)         --
  Distributions to limited partners. . . . .     (1,093,282)     (237,670)      (475,340)
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . .     (1,506,930)   (1,409,933)      (502,115)
                                               ------------   -----------    -----------

          Net increase (decrease) in cash and
            cash equivalents . . . . . . . .        227,933       (11,477)    (1,108,731)

          Cash and cash equivalents,
            beginning of year. . . . . . . .        619,423       630,900      1,739,631
                                               ------------   -----------    -----------

          Cash and cash equivalents,
            end of year. . . . . . . . . . .   $    847,356       619,423        630,900
                                               ============   ===========    ===========

Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . .   $    367,420       421,632        323,106
                                               ============   ===========    ===========
  Non-cash investing and
    financing activities . . . . . . . . . .   $      --            --             --
                                               ============   ===========    ===========










                        See accompanying notes to financial statements.




             IDS/JMB BALANCED INCOME GROWTH, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

                  DECEMBER 31, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership owns a shopping center located in Skokie, Illinois. Business activities consist of rentals to a variety of retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment and wind up its affairs not later than December 31, 1999.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's former interest in JMB/Miami International Associates ("JMB/Miami").

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:





                                            1996                           1995
                                            -------------------------------------------------------------
                                                 TAX BASIS                     TAX BASIS
                                 GAAP BASIS     (UNAUDITED)    GAAP BASIS     (UNAUDITED)
                                ------------    -----------   ------------    -----------

Total assets . . . . . . . . .   $11,447,604     16,730,728    11,711,899     16,880,662
Partners' capital
 accounts (deficits):
  General partners . . . . . .      (239,558)        12,635      (238,802)         3,306
  Limited partners . . . . . .     4,080,598      9,259,480     4,455,974      9,429,173
Net earnings (loss):
  General partners . . . . . .          (756)         9,329      (352,435)          (820)
  Limited partners . . . . . .       717,906        923,589    (3,171,911)       (81,157)
Net earnings (loss) per
 limited partner-
 ship interest . . . . . . . .         15.10          19.43        (66.73)         (1.71)
                                 ===========    ===========   ===========    ===========






     The net earnings (loss) per limited partnership interest ("Interest") is based on the number of Interests outstanding at the end of the period (47,534).

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these financial statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($662,364 and $604,727 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of deferred lease commissions and letter of credit fees which are amortized over their respective terms using the straight-line method.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or there are increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to Partners.

     The Partnership has or had acquired, either directly or through joint ventures, two shopping centers. The one remaining property owned by the Partnership was in operation at December 31, 1996. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the Partnership's consolidated property has been provided over the estimated useful lives of the various components as follows:
                                         YEARS
                                         -----

     Building and improvements -- straight-line30
     Personal property -- straight-line.    5
                                           ==

     Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.





     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value. The amount of any such impairment loss recognized by the Partnership was limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 is determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes (comprised of gain on extinguishment of debt and gain or loss on the sale or disposition of property) to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     In addition, upon the disposition of any impaired property, the Partnership will generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss is not recognized for Federal income tax purposes.

     The results of operations for consolidated properties classified as held for sale as of December 31, 1996 or sold during the past three years were $95,047, ($3,453,195) and $301,133, respectively, for the years ended December 31, 1996, 1995 and 1994. In addition, the accompanying consolidated financial statements include $15,765, $70,179 and $92,320, respectively, of the Partnership's share of total property operations of $309,476, $1,377,681 and $1,812,330 of unconsolidated properties held for sale as of December 31, 1996 or sold in the past three years.





INVESTMENT PROPERTIES

     FASHION SQUARE SHOPPING CENTER

     In February 1989, the Partnership acquired substantially all of a shopping center located in Skokie, Illinois (a suburb north of Chicago), known as the Fashion Square Shopping Center. The Partnership purchased the shopping center for $13,800,000, including the assumption of indebtedness of $6,800,000. The $6,800,000 of indebtedness assumed by the Partnership in conjunction with the acquisition of the Fashion Square Shopping Center represents the principal amount of municipal bonds issued by the Village of Skokie to finance the acquisition and construction of the shopping center. The bonds were supported by a letter of credit with an original expiration date of December 15, 1994 which was extended through June 15, 1995 (for which extension fees of $26,775 were paid in 1994 and $35,700 were paid in
1995). In March 1995, the Partnership obtained a replacement irrevocable direct pay letter of credit with a major institutional lender in the amount of $7,140,000. The Partnership paid a commitment fee equal to 1% of the letter of credit amount at closing and pays an annual commission fee of 1.25% of the letter of credit amount. The replacement letter of credit required the Partnership to fund an interest-bearing cash collateral account with an initial deposit of $840,000 at closing and requires monthly deposits of $30,000 thereafter until the December 1, 1999 expiration. On a cumulative basis, $60,000 per annum (although no more than $120,000 in any calendar year) can be drawn down by the Partnership under certain circumstances (as defined) from the collateral account for tenant improvements and leasing costs at the Fashion Square Shopping Center. In 1997, the Partnership may be required to make additional deposits to the cash collateral account should the property's net operating income (as defined) fall below a stipulated level for two consecutive quarters. As of December 31, 1996, the Partnership was not required to make any additional deposits to the cash collateral account other than the initial deposit and monthly deposits discussed above. Such additional deposits can be drawn down by the Partnership as reimbursement for certain releasing costs incurred at the property provided the property's net operating income exceeds the stipulated level for two consecutive quarters. As of December 31, 1996 and the date of this report, no amounts have been drawn or requested from this account. Upon expiration of the letter of credit on December 1, 1999, the balance of the cash collateral account plus interest will revert to the Partnership.

     The bonds bear interest payable quarterly at a floating rate (4.375% and 5.5% per annum at December 31, 1996 and 1995, respectively). The Partnership has the right, at any time, to convert the bonds through their maturity date to the fixed prevailing market rate. On the interest payment date immediately prior to the expiration of the letter of credit, the bonds would be subject to mandatory tender for purchase by the owners. The Partnership would then offer the bonds on the secondary market at the prevailing market rate.

     The bonds mature on December 1, 2014 but may be redeemed, in whole or in part, at the option of the Partnership at any time prior to their conversion to the fixed prevailing market rate of interest and at a redemption price of 100% of the principal amount of the bonds plus accrued interest to the date of redemption. After the conversion of the bonds to the fixed rate, and after a period of time equal to one-half of the remaining term of the bonds (determined as of the conversion date), the bonds may be redeemed at the option of the Partnership in whole at any time or in part on any interest payment date, at a diminishing premium not in excess of 3%.

     As of December 31, 1996, the Partnership has committed to a plan to sell the Fashion Square Shopping Center. Accordingly, the Partnership has classified this property as held for sale in the accompanying consolidated financial statements.





     In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the Fashion Square Shopping Center investment property through future operations or sale, and since the Partnership has fixed its intended holding period for this investment to not later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000. Such provision was recorded to reduce the net basis of the investment property to its then estimated fair value.

     The shopping center is managed by an affiliate of the Corporate General Partner for a fee calculated at 4% of the gross income (as defined) of the property.

     JMB/MIAMI - MIAMI INTERNATIONAL MALL

     In 1989, the Partnership acquired an interest in a partnership, known as JMB/Miami International Associates ("JMB/Miami"), with two partnerships, JMB Income Properties, Ltd.-XIII and JMB/Miami Investors, L.P., sponsored by affiliates of the Corporate General Partner. During October 1993, JMB/Miami Investors, L.P. transferred its interest in JMB/Miami to Urban Shopping Centers, L.P., a partnership controlled by Urban Shopping Centers, Inc. (a public corporation organized by an affiliate of the Corporate General Partner of the Partnership). The Partnership's investment in JMB/Miami was approximately $1,048,000. The terms of the JMB/Miami partnership agreement, as amended, provided that annual cash flow, net sale or refinancing proceeds, and tax items will be distributed or allocated, as the case may be, to the Partnership in proportion to its 5.094% ownership interest.

     JMB/Miami owned an interest in a partnership ("West Dade") with an affiliate of the developer (the "Venture Partner") which owned an enclosed regional mall in Miami, Florida known as Miami International Mall. JMB/Miami had invested $17,678,694 for a 50% interest in West Dade and $1,126,306 as a contribution for initial working capital requirements of West Dade. The West Dade venture agreement provided that JMB/Miami and the Venture Partner generally were each entitled to receive 50% of profits and losses, net cash flow and net sale or refinancing proceeds of West Dade and were each obligated to advance 50% of any additional funds required under the terms of the West Dade venture agreement.

     West Dade sold a 4 acre outparcel of land at Miami International Mall in December 1994 for a net sales price of approximately $1,466,000 after certain selling costs, of which the Partnership's share was approximately $37,000. For financial reporting purposes, West Dade has recognized a gain in 1994 of approximately $1,195,000, of which the Partnership's share is approximately $30,000. For income tax purposes, West Dade has recognized a gain in 1994 of approximately $985,000, of which the Partnership's share is approximately $30,000.

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

     In addition, West Dade agreed to indemnify the Partnership generally from and against claims and liabilities incurred by the Partnership in connection with West Dade or its property after the effective date of the sale. As a result of the sale, the Partnership recognized a gain of approximately $1,002,000 for Federal income tax purposes and recognized a gain of approximately $805,000 for financial reporting purposes in 1996. In addition, the Partnership made a distribution of sales proceeds related to this transaction of $20 per Interest in August 1996.




     The shopping center was managed by an affiliate of the venture partner. The manager was paid an annual fee equal to 4-1/2% of the net operating income of the shopping center.


PARTNERSHIP AGREEMENT

     Net profits or losses of the Partnership from operations generally are to be allocated 90% to the Limited Partners and 10% to the General Partners. Profits or losses for Federal income tax purposes from the sale or refinancing of properties generally are allocated 99% to the Limited Partners and 1% to the General Partners, except that net profits from the sale of properties are additionally allocated to the General Partners (i) to the extent that cash distributions to the General Partners of sale proceeds from such sale as described under the cash distributions below exceed the aforesaid 1% of such profits and (ii) in order to reduce deficits, if any, in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties.

     The General Partners have made capital contributions of $20,000 to the Partnership and are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributable cash, as defined in the Partnership Agreement, from operations are to be allocated 90% to the Limited Partners and 10% to the General Partners, however distributions to the General Partners are subject to receipt by the Limited Partners of a stipulated return on their average adjusted capital contribution. Sale or refinancing proceeds are to be distributed 99% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners are to then receive 100% of the sale or refinancing proceeds until they receive amounts equal to (i) the cumulative deferral of their 10% distribution of disbursable cash and
(ii) 3% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds are to then be distributed 85% to the Limited Partners and 15% to the General Partners; however, the General Partners receipt of any amounts under (i) and (ii) above and their receipt of 15% of such sale and refinancing proceeds is subject to the receipt by the Limited Partners of an additional stipulated return on the average adjusted capital contribu-tion of holders of Interests for such period. As the Limited Partners are currently expected to receive significantly less than their original investment, approximately $306,000 of distributable cash has been deferred by the General Partners.


LEASES

     At December 31, 1996, the Partnership's principal wholly-owned asset is the Fashion Square Shopping Center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property and improvements, excluding the cost of the land, is depreciated over their estimated useful lives. Leases with tenants range from one to fifteen years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, a majority of the shopping center leases provide for additional rent based upon a percentage of the tenants' sales volume. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.





     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit, to be received in the future under the above operating lease agreements relating to the shopping center are as follows:

                1997 . . . . . . .   $  893,710
                1998 . . . . . . .      796,377
                1999 . . . . . . .      578,533
                2000 . . . . . . .      384,158
                2001 . . . . . . .       57,285
                Thereafter . . . .      374,078
                                     ----------
                    Total. . . . .   $3,084,141
                                     ==========


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                   UNPAID AT
                                                  DECEMBER 31,
                        1996       1995      1994    1996
                      --------   -------   -------------------
Property management
 and leasing fees. .  $ 39,116    39,068    45,898    1,754
Insurance commissions    2,749     2,690     2,690     --
Reimbursement (at cost)
 for accounting
 services. . . . . .     4,825    23,819    25,956    4,825
Reimbursement (at cost)
 for portfolio manage-
 ment services . . .     7,981    28,176      --      7,981
Reimbursement (at cost)
 for legal services.     3,752     1,447     1,406    3,752
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket
 expenses. . . . . .    22,328    21,499     7,373     --
                      --------   -------   -------   ------

                      $ 80,751   116,699    83,323   18,312
                      ========   =======   =======   ======

     According to the terms of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. All amounts deferred or currently payable do not bear interest.






INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary combined financial information for JMB/Miami and West Dade as of and for the year ended December 31, 1995 is as follows:


                                                     1995
                                                --------------

Current assets . . . . . . . . . . . . . .        $ 2,057,641
Current liabilities. . . . . . . . . . . .           (400,038)
                                                  ------------

              Working capital. . . . . . .          1,657,603

Investment property, net . . . . . . . . .         43,929,507
Other assets, net. . . . . . . . . . . . .          1,399,046
Other liabilities. . . . . . . . . . . . .            (96,797)
Long-term debt . . . . . . . . . . . . . .        (47,500,000)
Venture partners' capital. . . . . . . . .          1,216,513
                                                  ------------

              Partnership's capital. . . .        $   605,872
                                                  ============

Represented by:
  Invested capital . . . . . . . . . . . .        $ 1,126,598
  Cumulative distributions . . . . . . . .           (493,746)
  Cumulative losses. . . . . . . . . . . .            (26,980)
                                                  ------------

Total Partnership Capital. . . . . . . . .        $    605,872
                                                  ============

Total income . . . . . . . . . . . . . . .        $ 13,082,009
                                                  ============

Expenses applicable to operating income. .        $  9,712,989
                                                  ============

Gain on sale of outparcel of land. . . . .        $      --
                                                  ============

Net income . . . . . . . . . . . . . . . .        $  3,369,020
                                                  ============

     Also, for the year ended December 31, 1994, total income, expenses applicable to operating loss, gain on sale of outparcel of land and net income were $12,774,844, $9,717,952, $1,195,670 and $4,252,562, respectively, for JMB/Miami and West Dade.





                                                                                                  SCHEDULE III

                                        IDS/JMB BALANCED INCOME GROWTH, LTD.
                                               (A LIMITED PARTNERSHIP)

                                      REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 1996


                                                    COST
                                                  CAPITALIZED
                            INITIAL COST TO       SUBSEQUENT                GROSS AMOUNT AT WHICH CARRIED
                            PARTNERSHIP (A)     TO ACQUISITION                  AT CLOSE OF PERIOD (B)
                       ---------------------------------------          ----------------------------------------
                                     BUILDINGS     LAND AND     PROVISION               BUILDINGS
                                       AND       BUILDINGS AND  FOR VALUE                  AND
             ENCUMBRANCE     LAND   IMPROVEMENTS IMPROVEMENTS IMPAIRMENT(C)     LAND   IMPROVEMENTS   TOTAL (D)
             -----------  --------- ---------------------------------------  ----------------------  ----------
Fashion Square:
  Skokie,
  Illinois .  $6,800,000  3,625,100   10,875,498      531,122   (3,500,000)   2,781,028   8,750,692  11,531,720
              ----------  ---------   ----------      -------   ----------   ----------   ---------  ----------
     Total .  $6,800,000  3,625,100   10,875,498      531,122   (3,500,000)   2,781,028   8,750,692  11,531,720
              ==========  =========   ==========      =======   ==========   ==========   =========  ==========







                                                                                        SCHEDULE III - CONTINUED
                                        IDS/JMB BALANCED INCOME GROWTH, LTD.
                                               (A LIMITED PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                                       LIFE ON WHICH
                                                                       DEPRECIATION
                                                                        IN LATEST
                                                                       STATEMENT OF        1996
                         ACCUMULATED            DATE OF      DATE       OPERATIONS     REAL ESTATE
                        DEPRECIATION(E)      CONSTRUCTION  ACQUIRED    IS COMPUTED        TAXES
                       ----------------      ------------ ---------- ---------------   -----------
Fashion Square:
  Skokie,
  Illinois . . . . . . .     $2,819,972          1984        2-14-89      5-30 YEARS       592,656
                             ----------                                                   --------
     Total . . . . . . .     $2,819,972                                                    592,656
                             ==========                                                   ========


Notes:

 (A) The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

 (B) The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was $15,273,744.

 (C) A provision for value impairment of $3,500,000 was recorded
September 30, 1995 at the Fashion Square investment property.





                                                                                        SCHEDULE III - CONTINUED
                                        IDS/JMB BALANCED INCOME GROWTH, LTD.
                                               (A LIMITED PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


  (D)   Reconciliation of real estate owned:

                                                   1996            1995             1994
                                              --------------   -------------   -------------
     Balance at beginning of period. . . . .     $11,531,720      14,976,720      14,783,190
     Additions during period . . . . . . . .           --             55,000         193,530
     Provision for value impairment. . . . .           --         (3,500,000)         --
                                                 -----------     -----------     -----------
     Balance at end of period. . . . . . . .     $11,531,720      11,531,720      14,976,720
                                                 ===========     ===========     ===========

  (E)Reconciliation of accumulated depreciation:

     Balance at beginning of period. . . . .     $ 2,529,282       2,171,194       1,799,258
     Depreciation expense. . . . . . . . . .         290,690         358,088         371,936
                                                 -----------     -----------     -----------

     Balance at end of period. . . . . . . .     $ 2,819,972       2,529,282       2,171,194
                                                 ===========     ===========     ===========






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of, or disagreements with, accountants during 1996 and 1995.


                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, Income Growth Managers, Inc., an Illinois corporation, is wholly-owned by Northbrook Corporation, a Delaware Corporation, substantially all of the outstanding shares of which are owned by JMB Realty Corporation, a Delaware Corporation ("JMB"), and certain of its officers, directors, members of their families and affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property investments must be approved by the Associate General Partner of the Partnership, Realty Income Associates, L.P., a Delaware limited partnership, which approval requires the consent of its partners, Realty Income Partners, L.P. (an affiliate of JMB) and IDS Realty Corporation. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to conditions and restrictions contained in the Partnership than could be obtained from independent third parties and are otherwise subject to the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The director and the executive and certain other officers of the Corporate General Partner of the Partnership are as follows:
                                                 SERVED IN
NAME                  OFFICE                     OFFICE SINCE
----                  ------                     ------------

Judd D. Malkin        Chairman                    2/19/87
Neil G. Bluhm         President                   2/19/87
H. Rigel Barber       Vice President              8/09/88
Gailen J. Hull        Vice President              1/01/90
Howard Kogen          Vice President              2/19/87
                      Treasurer                   1/01/91
                      Controller                  1/01/91
Gary Nickele          Vice President              2/19/87
                      General Counsel             2/19/87
                      Director                   12/18/90





     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of various affiliated companies including JMB which is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Mangers-IV, Inc. (the corporate general partner of JMB Mortgage Partners, Ltd.-IV ("JMB Mortgage Partners-IV"), JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI, ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Arvida/JMB Managers-II, Inc. (the managing general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is Chairman of the Board and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is President and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     H. Rigel Barber (age 47) is Chief Executive Officer of JMB. Mr. Barber has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.





     Gailen J. Hull (age 48) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March 1982. He holds a Master's degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) is Senior Vice President and Treasurer of JMB. Mr. Kogen has been associated with JMB since March 1973. He is a Certified Public Accountant.

     Gary Nickele (age 44) is Executive Vice President and General Counsel of JMB. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School. He is a member of the Bar of the State of Illinois.



ITEM 11.  EXECUTIVE COMPENSATION

     The officers and directors of the Corporate General Partner receive no current or proposed direct remuneration in such capacities. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. No such cash distributions were paid to the General Partners in 1996. The General Partners received a share of Partnership net earnings for tax purposes aggregating $9,329 in 1996.

     An affiliate of the Corporate General Partner provided property management services to the Partnership for the Fashion Square Shopping Center, at fees calculated at 4% of gross receipts (as defined) from the property. In 1996, such affiliate earned property management fees amounting to $39,116 for such services, of which $1,754 was unpaid as of December 31, 1996. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property).

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, received insurance brokerage commissions in 1996 aggregating $2,749 in connection with the providing of insurance coverage for the Fashion Square Shopping Center. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The Corporate General Partner of the Partnership may be reimbursed for its salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, an affiliate of the General Partners was due reimbursement for such administrative services, accounting services, portfolio management services, legal services and out-of-pocket expenses in the amount of $38,886, $16,558 of which was unpaid as of December 31, 1996.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner of the Partnership. The relationship of the Corporate General Partner (and its director and officers) to its affiliates is set forth above in Item 10 above.







ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Corporate General Partner, its officers and director and the Associate General Partner own the following Interests of the Partnership:

                     NAME OF                        AMOUNT AND NATURE
                     BENEFICIAL                     OF BENEFICIAL                   PERCENT
TITLE OF CLASS       OWNER                          OWNERSHIP                       OF CLASS
--------------       ----------                     -----------------               --------
Limited Partnership
Interests            Corporate General                       --                          --
                     Partner, its
                     officers and directors
                     and the Associate
                     General Partner as
                     a group

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c)  There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.






ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, affiliates or their management other than those described in Items 10 and 11 above.


                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)   The following documents are filed as part of this report:

     (1) Financial Statements (See Index to Financial Statements filed with this annual report).

     (2)   Exhibits.

        3-A. As filed with the Commission pursuant to Rules 424(b) and 424(c), the Prospectus of the Partnership dated August 6, 1987 as supplemented is hereby incorporated by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17699) dated March 19, 1993.

        3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, is incorporated herein by reference to Exhibit 3-B to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17699) dated March 19, 1993.

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

        4-C. Letter of credit agreement extension document secured by a non-recourse mortgage on the Fashion Square Shopping Center are hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-17699) for December 31, 1994 dated March 21, 1995.

        4-D. Documents relating to the replacement Irrevocable Direct
Pay Letter of Credit and exhibits thereto and the Reimbursement Agreement and exhibits thereto dated March 30, 1995, are hereby incorporated by reference to the Partnership's report on Form 10-Q (File No. 0-17699) for March 31, 1995 dated May 11, 1995.

        10-A.Acquisition documents relating to the purchase by the Partnership of the Fashion Square Shopping Center in Skokie, Illinois (a suburb north of Chicago) are incorporated by reference to the Partnership's Registration Statement on Form S-11 dated August 6, 1987 (as amended) (File No. 33-12561).





        Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the SEC upon request.

  (b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.

     No annual report for the year 1996 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              IDS/JMB BALANCED INCOME GROWTH, LTD.

              By:    Income Growth Managers, Inc.
                     Corporate General Partner


                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Vice President
              Date:  March 21, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              By:    Income Growth Managers, Inc.
                     Corporate General Partner


                     JUDD D. MALKIN
              By:    Judd D. Malkin, Chairman
                     Principal Financial Officer
              Date:  March 21, 1997


                     NEIL G. BLUHM
              By:    Neil G. Bluhm, President
                     Principal Executive Officer
              Date:  March 21, 1997


                     GARY NICKELE
              By:    Gary Nickele, Vice President, General Counsel
                     and Director
              Date:  March 21, 1997


                     GAILEN J. HULL
              By:    Gailen J. Hull, Vice President
                     Principal Accounting Officer
              Date:  March 21, 1997





             IDS/JMB BALANCED INCOME GROWTH, LTD.

                         EXHIBIT INDEX



                                         DOCUMENT
                                       INCORPORATED
                                       BY REFERENCE      PAGE
                                       ------------      ----

3-A.     The Prospectus of the Partnership
         dated August 6, 1987 as
         supplemented.                          Yes

3-B.     Amended and Restated Agreement of
         Limited Partnership                    Yes

4-A.     Assignment Agreement                   Yes

4-B.     Documents relating to loan
         agreement and letter of credit
         agreement                              Yes

4-C.     Document relating to the
         letter of credit agreement
         extension                              Yes

4-D.     Documents relating to the
         replacement Irrevocable Direct
         Pay Letter of Credit and
         Reimbursement Agreement                Yes

10-A.    Acquisition documents relating
         to the purchase by the
         Partnership of the Fashion
         Square Shopping Center in
         Skokie, Illinois (a suburb
         north of Chicago) are
         incorporated by reference
         to the Partnership's Registration
         Statement on Form S-11 dated
         August 6, 1987 (as amended)
         (File No. 33-12561)                    Yes

27.      Financial Data Schedule                No