Form 10-Q
period 1997-03-31
IDS JMB BALANCED INCOME GROWTH LTD
filed 1997-05-14
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997    Commission file number 0-17699




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

                                               BALANCE SHEETS

                                    MARCH 31, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $   631,180        847,356
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           69,076        131,710
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            3,059          7,642
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .          703,315        986,708
                                                                             -----------    -----------

Investment property held for sale or disposition. . . . . . . . . . . .        8,811,748      8,711,748
                                                                             -----------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          162,808        198,937
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,654,019      1,550,211
                                                                             -----------    -----------

                                                                             $11,331,890     11,447,604
                                                                             ===========    ===========




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     52,972         58,780
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           21,645         26,508
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           60,568        116,246
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          457,601        592,656
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .          592,786        794,190
                                                                             -----------    -----------

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           12,374         12,374
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,800,000      6,800,000
                                                                             -----------    -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        7,405,160      7,606,564
                                                                             -----------    -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (250,992)      (259,558)
                                                                             -----------    -----------
                                                                                (230,992)      (239,558)
                                                                             -----------    -----------
  Limited partners (47,534 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       10,284,207     10,284,207
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (1,506,771)    (1,583,895)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (4,619,714)    (4,619,714)
                                                                             -----------    -----------
                                                                               4,157,722      4,080,598
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        3,926,730      3,841,040
                                                                             -----------    -----------
                                                                             $11,331,890     11,447,604
                                                                             ===========    ===========

                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 (UNAUDITED)

                                                                                 1997             1996
                                                                             ------------     -----------
Income:
   Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   408,380         393,232
   Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,216          20,453
                                                                              -----------      ----------
                                                                                  430,596         413,685
                                                                              -----------      ----------
Expenses:
   Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . .        86,097          88,362
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             72,922
   Property operating expenses. . . . . . . . . . . . . . . . . . . . . . .       203,052         245,484
   Professional services. . . . . . . . . . . . . . . . . . . . . . . . . .        17,000          10,500
   Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . .        13,816          13,700
   General and administrative . . . . . . . . . . . . . . . . . . . . . . .        24,941          44,417
                                                                              -----------      ----------
                                                                                  344,906         475,385
                                                                              -----------      ----------
          Operating earnings (loss) . . . . . . . . . . . . . . . . . . . .        85,690         (61,700)

Partnership's share of income from
  operations of unconsolidated venture. . . . . . . . . . . . . . . . . . .         --             16,043
                                                                              -----------      ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .   $    85,690         (45,657)
                                                                              ===========      ==========
          Net earnings (loss) per limited
            partnership interest:
             Net earnings (loss). . . . . . . . . . . . . . . . . . . . . .   $      1.62            (.86)
                                                                              ===========      ==========
          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     --              --
                                                                              ===========      ==========



                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 (UNAUDITED)
                                                                                  1997             1996
                                                                               ----------       ---------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   85,690         (45,657)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             72,922
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        13,816          13,700
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .         --            (16,043)
 Changes in:
   Interest, rents and other receivables. . . . . . . . . . . . . . . . . .        62,634          13,679
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,896          22,312
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (5,808)         24,942
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,863)         (5,950)
   Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .      (135,055)       (159,974)
   Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (55,678)         42,278
                                                                               ----------      ----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . . . . . . . . . .       (12,368)        (37,791)
                                                                               ----------      ----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .      (100,000)          --
  Partnership's distributions from
    unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . . .         --             48,033
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --             (1,112)
                                                                               ----------      ----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . . . . . . . . . .      (100,000)         46,921
                                                                               ----------      ----------





                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                  1997             1996
                                                                               ----------       ---------

Cash flows from financing activities:
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (103,808)       (101,392)
                                                                               ----------      ----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . . . . . . . . . .      (103,808)       (101,392)
                                                                               ----------      ----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .      (216,176)        (92,262)

          Cash and cash equivalents, beginning of year. . . . . . . . . . .       847,356         619,423
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $  631,180         527,161
                                                                               ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $   68,647          72,000
                                                                               ==========      ==========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========



















                               See accompanying notes to financial statements.

                 IDS/JMB BALANCED INCOME GROWTH, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used herein, but not defined, have the same meanings as used in such Annual Report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the property thus allowing the lender to realize upon its security. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.

     The net results of operations for the three months ended March 31, 1997 and 1996 for properties classified as held for sale or disposition or sold or disposed of during the past two years were $127,603 and $95,047, respectively. In addition, the accompanying consolidated financial statements include $0 and $16,043, respectively, of the Partnership's share of total property operations of $85,690 and $(45,657) for unconsolidated properties for the three months ended March 31, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                            Unpaid at
                                                            March 31,
                                    1997        1996          1997
                                  -------      ------       ---------
Property management
 and leasing fees . . . . . .     $ 8,857       9,442          2,821
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to
 the on-site and other
 costs for the Partner-
 ship and its investment
 property . . . . . . . . . .       9,722         180          5,428
                                  -------     -------         ------
                                  $18,579       9,622          8,249
                                  =======     =======         ======

     According to the terms of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. The cumulative amount of such deferred distributions was $306,330 at March 31, 1997 and are not expected to be paid as the subordination requirements of the Partnership Agreement are not currently expected to be attained. All amounts deferred or currently payable do not bear interest.

JMB/MIAMI

     On April 8, 1996, the Partnership sold 100% of its Partnership interest in Miami International Mall to its unaffiliated venture partner for $1,368,888.

FASHION SQUARE

     In March 1995, the Partnership obtained a replacement irrevocable direct pay letter of credit with a major institutional lender in the amount of $7,140,000. The replacement letter of credit required the Partnership to fund an interest-bearing cash collateral account with an initial deposit of $840,000 at closing and requires monthly deposits of $30,000 thereafter until the December 1, 1999 expiration. On a cumulative basis, $60,000 per annum (although no more than $120,000 in any calendar year) can be drawn down by the Partnership under certain circumstances (as defined) from the collateral account for tenant improvements and leasing costs at the Fashion Square Shopping Center. The Partnership may be required to make additional deposits to the cash collateral account should the property's net operating income (as defined) fall below a stipulated level for two consecutive quarters. As of March 31, 1997, the Partnership has not been required to make any additional deposits to the cash collateral account other than the initial deposit and monthly deposits discussed above. Such additional deposits can be drawn down by the Partnership as reimbursement for certain releasing costs incurred at the property provided the property's net operating income exceeds the stipulated level for two consecutive quarters.

As of March 31, 1997 and the date of this report, $18,600 has been drawn from this account. Upon expiration of the letter of credit on December 1, 1999, the balance of the cash collateral account plus interest will revert to the Partnership. Due to the cash collateral funding requirements and fees associated with the letter of credit, the property is operating at a deficit.

     One of the property's major tenants, Linens 'N Things, opened a new store in November 1996 one block away from the center in a newly-developed smaller shopping center. In order to create a better tenant mix and improve cash flow at the center, the Partnership recently executed a termination agreement (including payment of a termination fee to the Partnership) with Linens 'N Things which closed its store on April 1, 1997.

The Partnership has also executed leases with both an existing tenant (DSW Shoe Warehouse) to extend its lease and relocate to the location previously occupied by the Linens 'N Things store and two adjacent vacant spaces for a total of 15,000 square feet. The new DSW is expected to open in late May 1997. Additionally, the Partnership has executed a new ten-year lease with Cost Plus World Market to open a new 17,519 square foot store at the current DSW location.

     In 1997, leases representing approximately 13% of the leasable square footage at the Fashion Square Shopping Center are scheduled to expire. As of the date of this report, the property is 79% leased. The costs of lease commissions and tenant improvements incurred prior to tenant occupancy for the re-leasing of this space could be significant and will result in a decrease in cash flow from operations over the near term to the extent not permitted to be funded from the collateral cash account.

     As of December 31, 1996, the Partnership has committed to a plan to sell the Fashion Square Shopping Center. Accordingly, the Partnership has classified this property as held for sale in the accompanying consolidated financial statements.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART 1.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     It currently appears that the Partnership's goal of capital appreciation will not be achieved. Although some portion of the Limited Partners' original capital is expected to be distributed from sales proceeds, the Limited Partners are expected to receive significantly less than their original investment. Due to the significant amount of tenant improvements and lease commissions budgeted in 1997, and the restrictions placed by the lender on the use of the cash collateral account, the Partnership may need to further reduce or cease making operating distributions to Limited Partners.

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its property since the availability of satisfactory outside sources of capital may be limited given the current debt levels. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the Fashion Square Shopping Center and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the property is sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1997 and the corresponding increase in property held for sale or disposition and escrow deposits as compared to December 31, 1996 is due primarily to the funding of $100,000 of tenant allowances for leasehold improvements at the Fashion Square Shopping Center and the required funding of the cash collateral account of $90,000 associated with the letter of credit obtained for the Fashion Square Shopping Center.

     The decrease in interest, rents and other receivables and in unearned rents at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of rental collections at the Fashion Square Shopping Center.

     The decrease in deferred expenses at March 31, 1997 as compared to December 31, 1996 is due to the amortization of deferred expenses at the Fashion Square Shopping Center without any significant new deferred leasing costs being incurred.

     The decrease in accrued real estate taxes at March 31, 1997 as compared to December 31, 1996 is due to the decrease in assessed property value for the Fashion Square Shopping Center, which has lowered the property tax liability for this investment property in 1997.

     The decrease in depreciation expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due to the classification of the Partnership's investment in the Fashion Square Shopping Center as held for sale or disposition at December 31, 1996 and the corresponding suspension of depreciation charges in 1997.

     The decrease in property operating expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due primarily to a provision for doubtful accounts of $62,000 at the Fashion Square Shopping Center as of March 31, 1996.

     The decrease in general and administrative expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to independent third party costs.

     The Partnership's share of income from operations of unconsolidated venture of $16,043 for the three months ended March 31, 1996 is from the Partnership's interest in the Miami International Mall, which was sold on April 8, 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                               1996                             1997
                                  -------------------------------  -------------------------------
                                     At       At      At      At       At      At      At      At
                                    3/31     6/30    9/30   12/31     3/31    6/30    9/30   12/31
                                    ----     ----    ----   -----     ----    ----   -----   -----
Fashion Square
  Shopping Center
  Skokie, Illinois. . . . . .        78%      79%     79%     82%      77%



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

     4-C.    Letter of credit agreement extension document secured by a non-recourse mortgage in the Fashion Square Shopping Center are hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-17699) for December 31, 1994 dated March 21, 1995.

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


                      IDS/JMB BALANCED INCOME GROWTH, LTD.

                      BY:    Income Growth Managers, Inc.
                             (Corporate General Partner)



                      By:    GAILEN J. HULL
                             Gailen J. Hull, Vice President
                      Date:  May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  May 9, 1997