Form 10-Q
period 1997-06-30
IDS JMB BALANCED INCOME GROWTH LTD
filed 1997-08-11
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997     Commission file number 0-17699




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    12



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    15

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                     JUNE 30, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $   601,034        847,356
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           64,169        131,710
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            --             7,642
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .          665,203        986,708
                                                                             -----------    -----------

Investment property held for sale or disposition. . . . . . . . . . . .        8,808,748      8,711,748
                                                                             -----------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          315,227        198,937
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,661,794      1,550,211
                                                                             -----------    -----------

                                                                             $11,450,972     11,447,604
                                                                             ===========    ===========




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             JUNE 30,       DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     68,214         58,780
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           25,684         26,508
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           29,286        116,246
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          601,350        592,656
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .          724,534        794,190
                                                                             -----------    -----------

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           12,374         12,374
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,800,000      6,800,000
                                                                             -----------    -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        7,536,908      7,606,564
                                                                             -----------    -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (252,258)      (259,558)
                                                                             -----------    -----------
                                                                                (232,258)      (239,558)
                                                                             -----------    -----------
  Limited partners (47,534 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       10,284,207     10,284,207
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (1,518,171)    (1,583,895)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (4,619,714)    (4,619,714)
                                                                             -----------    -----------
                                                                               4,146,322      4,080,598
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        3,914,064      3,841,040
                                                                             -----------    -----------
                                                                             $11,450,972     11,447,604
                                                                             ===========    ===========

                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
Income:
   Rental income. . . . . . . . . . . . . . . . .  $   360,951       378,511       769,331       771,743
   Interest income. . . . . . . . . . . . . . . .       15,310        21,611        37,526        42,064
                                                   -----------    ----------    ----------    ----------
                                                       376,261       400,122       806,857       813,807
                                                   -----------    ----------    ----------    ----------
Expenses:
   Mortgage and other interest. . . . . . . . . .       97,344        95,513       183,441       183,875
   Depreciation . . . . . . . . . . . . . . . . .        --           71,922         --          144,844
   Property operating expenses. . . . . . . . . .      223,036       176,925       426,088       422,409
   Professional services. . . . . . . . . . . . .       15,519        36,503        32,519        47,003
   Amortization of deferred expenses. . . . . . .       17,218        13,699        31,034        27,399
   General and administrative . . . . . . . . . .       35,810        34,898        60,751        79,315
                                                   -----------    ----------    ----------    ----------
                                                       388,927       429,460       733,833       904,845
                                                   -----------    ----------    ----------    ----------
          Operating earnings (loss) . . . . . . .      (12,666)      (29,338)       73,024       (91,038)

Partnership's share of income from
  operations of unconsolidated venture. . . . . .        --             (279)        --           15,764
                                                   -----------    ----------    ----------    ----------
          Net operating earnings (loss) . . . . .      (12,666)      (29,617)       73,024       (75,274)

Partnership's share of gain on sale
  of unconsolidated venture . . . . . . . . . . .        --          805,241         --          805,241
                                                   -----------    ----------    ----------    ----------
          Net earnings (loss) . . . . . . . . . .  $   (12,666)      775,624        73,024       729,967
                                                   ===========    ==========    ==========    ==========




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------

          Net earnings (loss) per limited
            partnership interest:
             Net earnings (loss). . . . . . . . .  $      (.24)         (.56)         1.38         (1.43)
             Partnership's share of gain
              on sale of unconsolidated
              venture . . . . . . . . . . . . . .        --            16.77         --            16.77
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $      (.24)        16.21          1.38         15.34
                                                   ===========    ==========    ==========    ==========

          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $     --             3.00         --             3.00
                                                   ===========    ==========    ==========    ==========




















                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 (UNAUDITED)
                                                                                  1997             1996
                                                                               ----------       ---------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   73,024         729,967
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            144,844
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        31,034          27,399
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .         --            (15,764)
    Partnership's share of gain on sale of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .         --           (805,241)
 Changes in:
   Interest, rents and other receivables. . . . . . . . . . . . . . . . . .        67,541          (1,278)
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,955          27,810
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,434          26,541
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (824)         (5,928)
   Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .         8,694         (11,810)
   Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (86,960)         31,603
                                                                               ----------      ----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . . . . . . . . . .       131,898         148,143
                                                                               ----------      ----------
Cash flows from investing activities:
  Cash proceeds from sale of unconsolidated venture,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . .         --          1,368,408
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .       (97,000)          --
  Partnership's distributions from
    unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . . .         --             58,098
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .      (169,637)        (68,048)
  Escrow deposits, net. . . . . . . . . . . . . . . . . . . . . . . . . . .      (111,583)       (202,974)
                                                                               ----------      ----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . . . . . . . . . .      (378,220)      1,155,484
                                                                               ----------      ----------





                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                  1997             1996
                                                                               ----------       ---------

Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --           (142,602)
                                                                               ----------      ----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . . . . . . . . . .         --           (142,602)
                                                                               ----------      ----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .      (246,322)      1,161,025

          Cash and cash equivalents, beginning of year. . . . . . . . . . .       847,356         619,423
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $  601,034       1,780,448
                                                                               ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $  184,265         234,428
                                                                               ==========      ==========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========



















                               See accompanying notes to financial statements.

                 IDS/JMB BALANCED INCOME GROWTH, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1997 AND 1996

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

     As of December 31, 1996, the Partnership committed to a plan to sell the Fashion Square Shopping Center, its last remaining investment property.

Accordingly, the Partnership has classified this property as held for sale in the accompanying consolidated financial statements. The net results of operations for the six months ended June 30, 1997 and 1996 for properties classified as held for sale or disposition or sold or disposed of during the past two years were $165,765 and $34,442, respectively. In addition, the accompanying consolidated financial statements include $0 and $15,764, respectively, of the Partnership's share of total property operations of $73,024 and $(75,274) for unconsolidated properties for the six months ended June 30, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its (consolidated) financial statements upon adoption of these standards when required at the end of 1997.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1996 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                            Unpaid at
                                                            June 30,
                                    1997        1996          1997
                                  -------      ------       ---------
Property management
 and leasing fees . . . . . .     $20,296      18,361         2,428
Insurance commissions . . . .       2,543         686          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to
 the on-site and other
 costs for the Partner-
 ship and its investment
 property . . . . . . . . . .      19,444      22,439        10,856
                                  -------     -------        ------
                                  $42,283      41,486        13,284
                                  =======     =======        ======

     According to the terms of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. The cumulative amount of such deferred distributions was $306,330 at June 30, 1997 and are not expected to be paid as the subordination requirements of the Partnership Agreement are not currently expected to be attained. All amounts deferred or currently payable do not bear interest.

JMB/MIAMI

     On April 8, 1996, the Partnership sold 100% of its Partnership interest in Miami International Mall to its unaffiliated venture partner for $1,368,888.

FASHION SQUARE

     The Partnership's current irrevocable direct pay letter of credit in the amount of $7,140,000 supports the municipal bond mortgage debt on the property which continues to bear interest at a floating, although favorable rate. The letter of credit required the Partnership to fund an interest-bearing cash collateral account with an initial deposit of $840,000 at closing and requires monthly deposits of $30,000 thereafter until the December 1, 1999 expiration. On a cumulative basis, $60,000 per annum (although no more than $120,000 in any calendar year) can be drawn down by the Partnership under certain circumstances (as defined) from the collateral account for tenant improvements and leasing costs at the Fashion Square Shopping Center. Under a recent modification agreement in principle with the letter of credit holder, the Partnership can continue to draw down from the cash collateral account reimbursement for actual tenant improvements and leasing costs incurred at the Fashion Square Shopping Center; however, in no event can the balance in the cash collateral account fall below $1,600,000. The Partnership may be required to make additional deposits to the cash collateral account should the property's net operating income (as defined) fall below a stipulated level for two consecutive quarters. As of June 30, 1997, the Partnership has not been required to make any additional deposits to the cash collateral account other than the initial deposit and monthly deposits discussed above. Such additional deposits can be drawn down by the Partnership as reimbursement for certain releasing costs incurred at the property provided the property's net operating income exceeds the stipulated level for two consecutive quarters.

As of the date of this report, $141,895 has been drawn from this account. These draws partially funded the tenant improvement work completed for Designer Shoe Warehouse and Brueggers Bagels. Upon expiration of the letter of credit on December 1, 1999, the balance of the cash collateral account plus interest will revert to the Partnership. Due to the cash collateral funding requirements and fees associated with the letter of credit, the property is operating at a deficit.

     One of the property's major tenants, Linens 'N Things, opened a new store in November 1996 one block away from the center in a newly-developed smaller shopping center. In order to create a better tenant mix and improve cash flow at the center, the Partnership executed a termination agreement (which included payment of a termination fee to the Partnership) with Linens 'N Things which closed its store on April 1, 1997. The Partnership also executed leases with both an existing and a new tenant. Designer Shoe Warehouse ("DSW") extended its lease and relocated its store to the space previously occupied by Linens 'N Things plus two adjacent vacant spaces. The new DSW opened in late May 1997 and now occupies a total of 15,000 square feet. Additionally, the Partnership executed a new ten-year lease with Cost Plus World Market to open a new 17,519 square foot store at the former DSW location. The Cost Plus store is currently under construction with an anticipated opening in early September 1997.

     For the remainder of 1997, leases representing approximately 2% of the leasable square footage at the Fashion Square Shopping Center are scheduled to expire. As of the date of this report, the property is 83% leased.


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     It currently appears that the Partnership's goal of capital appreciation will not be achieved. Although some portion of the Limited Partners' original capital is expected to be distributed from sales proceeds, the Limited Partners are expected to receive significantly less than their original investment. Due to the significant amount of tenant improvements and lease commissions budgeted in 1997, and the restrictions placed by the lender on the use of the cash collateral account, the Partnership ceased making operating distributions to Limited Partners beginning in 1997.

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its property since the availability of satisfactory outside sources of capital may be limited given the current debt levels. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the Fashion Square Shopping Center and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in the 1997-1998 time frame barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1997 and the corresponding increase in property held for sale or disposition and escrow deposits as compared to December 31, 1996 is due primarily to the funding of approximately $100,000 of tenant allowances for leasehold improvements at the Fashion Square Shopping Center and the required funding of the cash collateral account of $180,000 associated with the letter of credit obtained for the Fashion Square Shopping Center.

     The decrease in interest, rents and other receivables and in unearned rents at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of rental collections at the Fashion Square Shopping Center.

     The increase in deferred expenses at June 30, 1997 as compared to December 31, 1996 is due primarily to the payment of the annual letter of credit fee associated with the letter of credit obtained for the Fashion Square Shopping Center.

     The decrease in depreciation expense for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due to the classification of the Partnership's investment in the Fashion Square Shopping Center as held for sale or disposition at December 31, 1996 and the corresponding suspension of depreciation charges in 1997.

     The increase in property operating expenses for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is due to the timing of recognition of certain operating costs at the Fashion Square Shopping Center.

     The Partnership's share of income from operations of unconsolidated venture for the three and six months ended June 30, 1996 is from the sale of the Partnership's interest in the Miami International Mall, which was sold on April 8, 1996.

     The Partnership's share of gain on sale of unconsolidated venture for the three and six months ended June 30, 1996 is from the sale of the Partnership's interest in the Miami International Mall on April 8, 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                               1996                             1997
                                  -------------------------------  -------------------------------
                                     At       At      At      At       At      At      At      At
                                    3/31     6/30    9/30   12/31     3/31    6/30    9/30   12/31
                                    ----     ----    ----   -----     ----    ----   -----   -----
Fashion Square
  Shopping Center
  Skokie, Illinois. . . . . .        78%      79%     79%     82%      77%     55%



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


                      IDS/JMB BALANCED INCOME GROWTH, LTD.

                      BY:    Income Growth Managers, Inc.
                             (Corporate General Partner)



                      By:    GAILEN J. HULL
                             Gailen J. Hull, Vice President
                      Date:  August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  August 8, 1997