Form 10-Q
period 1997-09-30
IDS JMB BALANCED INCOME GROWTH LTD
filed 1997-11-13
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                      Commission file number 0-17699




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

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

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $   326,254        847,356
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           82,941        131,710
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           11,291          7,642
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .          420,486        986,708
                                                                             -----------    -----------

Investment property held for sale or disposition. . . . . . . . . . . .        8,535,850      8,711,748
                                                                             -----------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .          232,519        198,937
Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,723,465      1,550,211
                                                                             -----------    -----------

                                                                             $10,912,320     11,447,604
                                                                             ===========    ===========




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     54,650         58,780
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           26,793         26,508
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           37,800        116,246
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          487,800        592,656
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .          607,043        794,190
                                                                             -----------    -----------

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           12,374         12,374
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,800,000      6,800,000
                                                                             -----------    -----------

Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        7,419,417      7,606,564
                                                                             -----------    -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (294,372)      (259,558)
                                                                             -----------    -----------
                                                                                (274,372)      (239,558)
                                                                             -----------    -----------
  Limited partners (47,534 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       10,284,207     10,284,207
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (1,897,218)    (1,583,895)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (4,619,714)    (4,619,714)
                                                                             -----------    -----------
                                                                               3,767,275      4,080,598
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        3,492,903      3,841,040
                                                                             -----------    -----------
                                                                             $10,912,320     11,447,604
                                                                             ===========    ===========
<WP>
                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
Income:
   Rental income. . . . . . . . . . . . . . . . .  $   397,892       357,911     1,167,223     1,129,654
   Interest income. . . . . . . . . . . . . . . .       23,048        36,251        60,574        78,315
                                                   -----------    ----------    ----------    ----------
                                                       420,940       394,162     1,227,797     1,207,969
                                                   -----------    ----------    ----------    ----------
Expenses:
   Mortgage and other interest. . . . . . . . . .       98,652        89,982       282,093       273,857
   Depreciation . . . . . . . . . . . . . . . . .        --           72,923         --          217,767
   Property operating expenses. . . . . . . . . .      103,401       148,542       529,489       570,951
   Professional services. . . . . . . . . . . . .          500           705        33,019        47,708
   Amortization of deferred expenses. . . . . . .        8,240        13,792        39,274        41,191
   General and administrative . . . . . . . . . .       31,308        30,511        92,059       109,826
   Provision for value impairment . . . . . . . .      600,000         --          600,000         --
                                                   -----------    ----------    ----------    ----------
                                                       842,101       356,455     1,575,934     1,261,300
                                                   -----------    ----------    ----------    ----------
          Operating earnings (loss) . . . . . . .     (421,161)       37,707      (348,137)      (53,331)

Partnership's share of income from
  operations of unconsolidated venture. . . . . .        --            --            --           15,765
                                                   -----------    ----------    ----------    ----------
          Net operating earnings (loss) . . . . .     (421,161)       37,707      (348,137)      (37,566)

Partnership's share of gain on sale
  of unconsolidated venture . . . . . . . . . . .        --            --            --          805,241
                                                   -----------    ----------    ----------    ----------
          Net earnings (loss) . . . . . . . . . .  $  (421,161)       37,707      (348,137)      767,675
                                                   ===========    ==========    ==========    ==========




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------

          Net earnings (loss) per limited
            partnership interest:
             Net earnings (loss). . . . . . . . .  $    (7.97)           .71        (6.59)          (.71)
             Partnership's share of gain
              on sale of unconsolidated
              venture . . . . . . . . . . . . . .        --            --            --            16.77
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $    (7.97)           .71        (6.59)         16.06
                                                   ===========    ==========    ==========    ==========

          Cash distributions per
            limited partnership
            interest. . . . . . . . . . . . . . .  $     --            20.00         --            23.00
                                                   ===========    ==========    ==========    ==========




















<>
                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 (UNAUDITED)
                                                                                  1997             1996
                                                                               ----------       ---------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(348,137)         767,675
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            217,767
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        39,274          41,191
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .         --            (15,765)
    Partnership's share of gain on sale of
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .         --           (805,241)
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .       600,000            --
 Changes in:
   Interest, rents and other receivables. . . . . . . . . . . . . . . . . .        48,769          26,921
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,649)         23,060
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,130)         20,114
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .           285          (5,432)
   Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .      (104,856)       (148,164)
   Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (78,446)          4,988
                                                                               ----------      ----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . . . . . . . . . . . . .       149,110         127,114
                                                                               ----------      ----------
Cash flows from investing activities:
  Cash proceeds from sale of unconsolidated venture,
    net of selling expenses . . . . . . . . . . . . . . . . . . . . . . . .         --          1,368,408
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .      (424,102)          --
  Partnership's distributions from
    unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . . .         --             58,470
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (72,856)        (49,406)
  Escrow deposits, net of reimbursements. . . . . . . . . . . . . . . . . .      (173,254)       (305,309)
                                                                               ----------      ----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . . . . . . . . . .      (670,212)      1,072,163
                                                                               ----------      ----------





                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                  1997             1996
                                                                               ----------       ---------

Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --         (1,093,282)
                                                                               ----------      ----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . . . . . . . . . .         --         (1,093,282)
                                                                               ----------      ----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .      (521,102)        105,995

          Cash and cash equivalents, beginning of year. . . . . . . . . . .       847,356         619,423
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $  326,254         725,418
                                                                               ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $  281,808         301,601
                                                                               ==========      ==========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========


















<>
                               See accompanying notes to financial statements.

                 IDS/JMB BALANCED INCOME GROWTH, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1997 AND 1996

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

Accordingly, the Partnership has classified this property as held for sale in the accompanying consolidated financial statements. The net results of operations for the nine months ended September 30, 1997 and 1996 for properties classified as held for sale or disposition or sold or disposed of during the past two years were $376,411 and $103,366, respectively. In addition, the accompanying consolidated financial statements include $0 and $15,765, respectively, of the Partnership's share of total property operations of $0 and $309,476 for unconsolidated properties for the nine months ended September 30, 1997 and 1996, respectively, which are held for sale or disposition or have been sold or disposed of during the past two years.

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

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                         September 30,
                                    1997        1996        1997
                                  -------      ------    -------------
Property management
 and leasing fees . . . . . .     $32,171      28,449          3,311
Insurance commissions . . . .       2,543       2,583
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to
 the on-site and other
 costs for the Partner-
 ship and its investment
 property . . . . . . . . . .      16,298      29,165        12,057
                                  -------     -------        ------
                                  $51,012      60,197        15,368
                                  =======     =======        ======

     According to the terms of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. The cumulative amount of such deferred distributions was $306,330 at September 30, 1997 and are not expected to be paid as the subordination requirements of the Partnership Agreement are not currently expected to be satisfied. All amounts deferred or currently payable do not bear interest.

JMB/MIAMI

     As previously reported, in April 1996, the Partnership sold 100% of its Partnership interest in the Miami International Mall to its unaffiliated venture partner for $1,368,888.

FASHION SQUARE

     The Partnership's current irrevocable direct pay letter of credit in the amount of $7,140,000 supports the municipal bond mortgage debt on the property which continues to bear interest at a floating, although favorable rate. The letter of credit required the Partnership to fund an interest-bearing cash collateral account with an initial deposit of $840,000 at closing and requires monthly deposits of $30,000 thereafter until the December 1, 1999 expiration. On a cumulative basis, $60,000 per annum (although no more than $120,000 in any calendar year) can be drawn down by the Partnership under certain circumstances (as defined) from the collateral account for tenant improvements and leasing costs at the Fashion Square Shopping Center. Under a recent modification agreement with the letter of credit holder, the Partnership can continue to draw down from the cash collateral account reimbursement for actual tenant improvements and leasing costs incurred at the Fashion Square Shopping Center in excess of the above-stated $120,000 limit. However, in no event can the balance in the cash collateral account fall below $1,600,000. The Partnership may be required to make additional deposits to the cash collateral account should the property's net operating income (as defined) fall below a stipulated level for two consecutive quarters. As of September 30, 1997, the Partnership has not been required to make any additional deposits to the cash collateral account other than the initial deposit and monthly deposits discussed above. Such additional deposits can be drawn down by the Partnership as reimbursement for certain releasing costs incurred at the property provided the property's net operating income exceeds the stipulated level for two consecutive quarters. As of the date of this report, $189,810 has been drawn from this account. Upon expiration of the letter of credit on December 1, 1999 or repayment of the letter of credit, the balance of the cash collateral account plus interest will revert to the Partnership. Due to the cash collateral funding requirements and fees associated with the letter of credit, the property is operating at a deficit.

     As previously reported, one of the property's major tenants, Linens 'N Things, opened a new store in November 1996 one block away from the center in a newly-developed smaller shopping center. In order to create a better tenant mix and improve cash flow at the center, the Partnership executed a termination agreement (which included payment of a termination fee to the Partnership) with Linens 'N Things which closed its store on April 1, 1997.

The Partnership also executed leases with both an existing and a new tenant. Designer Shoe Warehouse ("DSW") extended its lease and relocated its store to the space previously occupied by Linens 'N Things plus two adjacent vacant spaces. The new DSW store opened in late May 1997 and now occupies a total of 15,000 square feet. Additionally, the Partnership executed a new ten-year lease with Cost Plus World Market to open a new 17,519 square foot store at the former DSW location. The Cost Plus store opened in early September 1997.

     Tenant leases representing approximately 5% and 18% of the leasable square footage at the Fashion Square Shopping Center are scheduled to expire in 1998 and 1999, respectively, not all of which are expected to be renewed. As of the date of this report, the property is 83% leased and 79% occupied.

     Based upon local market conditions and uncertainty concerning the ability to recover the carrying value of the property through future operations and sale, the Partnership, as a matter of prudent accounting practice, has recorded a provision for value impairment of $600,000 for this property at September 30, 1997. Such provision was recorded to reflect the estimated fair value, less costs to sell as applicable, of the property.

     The Partnership has been actively marketing the property for sale.
The Partnership has reached an agreement in principle with an unaffiliated third party to sell the Fashion Square Shopping Center, subject to numerous contingencies including final documentation. There can be no assurance that a sale will be consummated on these or any other terms. If the sale is consummated on the proposed terms, the Partnership would not recognize any significant gain or loss for financial reporting purposes (primarily as a result of value impairment provisions totaling $4,100,000 recorded by the Partnership in 1995 and 1997) and would recognize a loss for Federal income tax reporting purposes. The property was classified as held for sale as of December 31, 1996 and, therefore, was not subject to continued depreciation.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     It currently appears that the Partnership's goal of capital appreciation will not be achieved. Although some portion of the Limited Partners' original capital is expected to be received from the sale proceeds of the Partnership's remaining investment property, Fashion Square Shopping Center, the Limited Partners are expected to receive significantly less than their original investment. Due to the significant amount of tenant improvements and lease commissions budgeted in 1997, and the original restrictions placed by the lender on the use of the cash collateral account, the Partnership ceased making operating distributions to Limited Partners beginning in 1997.

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its property since the availability of satisfactory outside sources of capital may be limited given the current debt levels. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the Fashion Square Shopping Center and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, perhaps in the 1997-1998 time frame, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1997 and the corresponding increase in property held for sale or disposition and escrow deposits as compared to December 31, 1996 is due primarily to the funding of approximately $410,000 of tenant costs and allowances at the Fashion Square Shopping Center and the required funding of the cash collateral account of $270,000 (before reimbursements of approximately $142,000 for certain leasing costs) associated with the letter of credit obtained for the Fashion Square Shopping Center. The above additions to property held for sale or disposition were offset by a $600,000 provision for value impairment recorded for the Fashion Square Shopping Center at September 30, 1997.

     The decrease in interest, rents and other receivables and in unearned rents at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of rental collections at the Fashion Square Shopping Center.

     The increase in deferred expenses at September 30, 1997 as compared to December 31, 1996 is due primarily to the payment of the annual letter of credit fee associated with the letter of credit obtained for the Fashion Square Shopping Center and to the payment of lease commissions for certain tenants at the Fashion Square Shopping Center.

     The decrease in accrued real estate taxes at September 30, 1997 as compared to December 31, 1996 and the decrease in property operating expenses for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is attributable primarily to a decrease in real estate expense recognized in 1997 due to decreases in market value at the Fashion Square Shopping Center.

     The increase in rental income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is attributable primarily to the receipt in 1997 of lease termination fees from certain tenants at the Fashion Square Shopping Center. Such increase was substantially offset as a result of lower average occupancy in 1997 at the property.

     The decrease in interest income for the three and nine months ended September 30, 1997 as compared to the year-ago periods is attributable primarily to lower average balances in the Partnership's interest-bearing cash and cash equivalents in 1997, as described above.

     The decrease in depreciation expense for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due to the classification of the Partnership's investment in the Fashion Square Shopping Center as held for sale or disposition at December 31, 1996 and the corresponding suspension of depreciation in 1997.

     The Partnership's share of income from operations of unconsolidated venture for the nine months ended September 30, 1996 is from the operations of the Miami International Mall, the Partnership's interest in which was sold in April 1996.

     The Partnership's share of gain on sale of unconsolidated venture for the nine months ended September 30, 1996 is from the sale of the Partnership's interest in the Miami International Mall in April 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                               1996                             1997
                                  -------------------------------  -------------------------------
                                     At       At      At      At       At      At      At      At
                                    3/31     6/30    9/30   12/31     3/31    6/30    9/30   12/31
                                    ----     ----    ----   -----     ----    ----   -----   -----
Fashion Square
  Shopping Center
  Skokie, Illinois. . . . . .        78%      79%     79%     82%      77%     55%     79%



PART II.  OTHER INFORMATION

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)       Exhibits

     3-A.    As filed with the Commission pursuant to Rules 424(b) and
424(c), the Prospectus of the Partnership dated August 6, 1987 as supplemented is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17699) dated March 19, 1993.

     3-B.    Amended and Restated Agreement of Limited Partnership is
hereby incorporated herein by reference to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17699) dated March 19, 1993.

     4-A.    Assignment Agreement set forth as Exhibit B to the
Prospectus is hereby incorporated herein by reference to Exhibit 4-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-17699) dated March 19, 1993.

     4-B.    Documents relating to the loan agreement and letter of
credit agreement secured by a non-recourse mortgage on Fashion Square Shopping Center are incorporated herein by reference to the Partnership's Registration Statement on Form S-11 dated August 6, 1987 (as amended) (File No. 33-12561).

     4-C.    Letter of credit agreement extension document secured by a non-recourse mortgage in the Fashion Square Shopping Center are hereby incorporated herein by reference to the Partnership's report on Form 10-K (File No. 0-17699) for December 31, 1994 dated March 21, 1995.

     4-D. Documents relating to the replacement Irrevocable Direct Pay Letter of Credit and exhibits thereto and the Reimbursement Agreement and exhibits thereto dated March 30, 1995, are hereby incorporated herein by reference to the Partnership's report on Form 10-Q (File No. 0-17699) for March 31, 1995 dated May 11, 1995.

     10-A.   Acquisition documents relating to the purchase by the
Partnership of the Fashion Square Shopping Center in Skokie, Illinois (a suburb north of Chicago) are incorporated herein by reference to the Partnership's Registration Statement on Form S-11 dated August 6, 1987 (as amended) (File No. 33-12561).

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


                      IDS/JMB BALANCED INCOME GROWTH, LTD.

                      BY:    Income Growth Managers, Inc.
                             (Corporate General Partner)



                      By:    GAILEN J. HULL
                             Gailen J. Hull, Vice President
                      Date:  November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  November 12, 1997