Form 10-K405
period 1997-12-31
IDS JMB BALANCED INCOME GROWTH LTD
filed 1998-03-27
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1997          Commission file number 0-17699



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                               TABLE OF CONTENTS


                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   3

Item 3.    Legal Proceedings . . . . . . . . . . .   5

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   5


PART II

Item 5.    Market for the Partnership's Limited
           Partnership Interests and Related
           Security Holder Matters . . . . . . . .   5

Item 6.    Selected Financial Data . . . . . . . .   6

Item 7.    Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations . . . . . . .   8

Item 7A.   Quantitative and Qualitative
           Disclosure About Market Risk. . . . . .  10

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  11

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  28


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  28

Item 11.   Executive Compensation. . . . . . . . .  30

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  31

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  32


PART IV

Item 14.   Exhibits, Financial Statement Schedules
           and Reports on Form 8-K . . . . . . . .  32


SIGNATURES . . . . . . . . . . . . . . . . . . . .  34

                            PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Financial Statements filed with this annual report. Capitalized terms used herein, but not defined, have the same meanings as in the Notes.

     The registrant, IDS/JMB Balanced Income Growth, Ltd. (the "Partner-ship"), is a limited partnership formed in 1987 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing properties, primarily existing commercial real properties. On August 6, 1987, the Partnership commenced an offering to the public of $50,000,000 in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-12561). A total of 47,514 Interests were sold to the public at $250 per Interest and were issued to each holder of Interests (hereinafter a "Limited Partner"). The offering terminated on August 5, 1989. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments have been held by fee title and/or through joint venture partnership interests. As of December 31, 1997, all of the Partnership's investments in real estate have been sold. The Partnership's real estate investments were located in Skokie (Chicago), Illinois and Miami, Florida, and it had no real estate investments located outside of the United States.

A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2037. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, were held for working capital, distributed or reinvested in existing properties rather than invested in acquiring additional properties. Reference is also made to Item 7.

     The Partnership made the real property investments set forth in the following table:


                                                    SALE OR
NAME, TYPE OF PROPERTY                DATE OF     DISPOSITION
    AND LOCATION            SIZE     PURCHASE        DATE              TYPE OF OWNERSHIP
----------------------   ----------  --------   ---------------        -----------------

1.  Fashion Square
     Shopping Center
     Skokie, Illinois      84,600     2/14/89      12/30/97            fee ownership of land and
                           sq.ft.     g.l.a.                           improvements (b)

2.  Miami International
     Mall
     Miami, Florida.       967,300    2/28/89       4/8/96             fee ownership of land and
                           sq.ft.     g.l.a.                           improvements (through joint
                                                                       venture partnerships) (a)

     (a)    Reference is made to the Notes for a description of the joint venture partnerships through which the
Partnership made this real property investment and the sale of this investment.

     (b)    This property has been sold.  Reference is made to the Notes for a description of the sale of such real property investment.


     The Partnership's real property investments were subject to competi-tion from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants in markets where significant vacancies were present. Approximate occupancy levels for the property are set forth in
Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its properties in their markets primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     On December 30, 1997, the Partnership sold the land and related improvements of the Fashion Square Shopping Center. Reference is made to the Notes for a further description of such transaction.

     The terms of transactions between the Partnership, the General Partners of the Partnership, and their affiliates are set forth in Items 10 and 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owned the property referred to under Item 1 above to which reference is made for a description of said property.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment property owned during 1997:

                                                   1996                    1997
                                         --------------------------------------------------
                           Principal          At    At    At   At    At    At    At    At
                           Business          3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                           -------------     ----  ----  ---------  ----  ---- ----- -----
1.  Fashion Square
      Shopping Center
      Skokie, Illinois .   Retail             78%   79%   79%  82%   77%   55%   79%   N/A



     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of holders of Interests during 1997 and 1996.



                            PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 1,134 record holders of the 47,534 Interests outstanding in the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners. The mortgage loan secured by the Fashion Square Shopping Center restricted the use by the Partnership of the cash flow from that property as more fully discussed in the Notes.

     Reference is made to Item 7 below for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                              IDS/JMB BALANCED INCOME GROWTH, LTD.
                                     (A LIMITED PARTNERSHIP)
                          DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                          (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                           1997        1996         1995        1994         1993
                       -----------  ----------   ----------  ----------   ----------
Total income . . . . . .$ 1,533,032  1,604,356    1,735,312   1,895,928    1,972,623
                       ===========  ==========   ==========  ==========   ==========
Earnings (loss) before
 gains on sales of
 investment properties .$  (373,448)   (88,091)  (3,524,346)    310,769      432,920

Gain on sale of
 investment property . .    23,973       --           --          --           --
Gain on sale of land by
 and interest in uncon-
 solidated venture . . .     --        805,241        --         30,454       35,272
                       -----------  ----------   ----------  ----------   ----------
Earnings (loss) before
 Partnership's share of
 extraordinary item
 from unconsolidated
 venture . . . . . . . .  (349,475)    717,150   (3,524,346)    341,223      468,192

Partnership's share of
 extraordinary item
 from unconsolidated
 venture . . . . . . . .     --          --           --          --         (51,331)
                       -----------  ----------   ----------  ----------   ----------
    Net earnings
     (loss). . . . . . .$  (349,475)   717,150   (3,524,346)    341,223      416,861
                       ===========  ==========   ==========  ==========   ==========




                           1997        1996         1995        1994         1993
                       -----------  ----------   ----------  ----------   ----------
Net earnings (loss) per
 Interest (b):
   Earnings (loss) before
    gains on sales of
    investment properties$     (7.07)    (1.67)      (66.73)       5.88         8.19
   Gain on sale of
     investment property     --          --           --          --           --
   Gain on sale of land by
     and interest in uncon-
     solidated venture .     --          16.77        --            .63          .67
   Partnership's share of
     extraordinary item
     from unconsolidated
     venture . . . . . .     --          --           --          --            (.97)
                       -----------  ----------   ----------  ----------   ----------
    Net earnings (loss)
      per Interest . . .$     (7.07)     15.10       (66.73)       6.51         7.89
                       ===========  ==========   ==========  ==========   ==========

Total assets . . . . . .$ 3,546,325 11,447,604   11,711,899  15,567,889   15,634,113
Long-term debt . . . . .$     --     6,800,000    6,800,000   6,800,000    6,800,000
Cash distributions
 per Interest (c). . . .$     --         23.00         5.00       10.00        10.00
                       ===========  ==========   ==========  ==========   ==========

  (a)      The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

  (b)      The net earnings (loss) per Interest is based on the number of Interests outstanding at the end of each period (47,534).

  (c)      Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each partner's taxable income (loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in
Item 1, the Partnership had approximately $10,284,000 (after deducting selling expenses and other offering costs), with which to make investments in income-producing commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments, and to satisfy working capital requirements. A majority of the proceeds were utilized to acquire two properties, described in Item 1 above.

     The Partnership had been made aware that in mid-January and early February 1998 an unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership for $40 per Interest. These offers both expired in the latter part of February 1998. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate.

     At December 31, 1997, the Partnership had cash and cash equivalents of approximately $3,500,000. In February 1998, approximately $2,140,000 ($45 per Interest) was distributed to the Limited Partners representing nearly all of the sale proceeds from the sale of the Fashion Square Shopping Center investment property. As the Partnership's last remaining real estate investment was sold in December 1997, the remaining funds will be held to pay for the Partnership's remaining expenses and liabilities with any remaining amounts expected to be distributed in 1998 to the Limited Partners upon liquidation of the Partnership pursuant to the provisions of the Partnership Agreement. In connection with this sale and as is customary in such transactions, certain representations and warranties were made to the buyer of the Fashion Square Shopping Center (in the maximum
amount of $400,000) as discussed more fully in the Notes.   Distributions
to the General Partners have been deferred and will not be paid due to the subordination requirements of the Partnership Agreement as discussed in the Notes.

     JMB/MIAMI - MIAMI INTERNATIONAL MALL

     On April 8, 1996, the Partnership sold 100% of its interest to its unaffiliated venture partner for $1,368,888 (which was paid in cash at closing). On August 30, 1996, the Partnership distributed $950,680 ($20 per Interest) of sales proceeds to the Limited Partners. Reference is made to the Notes for a further description of such event.

     FASHION SQUARE SHOPPING CENTER

     On December 30, 1997, the Partnership sold the land and related improvements of the Fashion Square Shopping Center for $9,255,000 (before selling costs). Reference is made to the Notes for a further description of such event.

GENERAL

     The affairs of the Partnership are expected to be wound up in 1998, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Although some portion of the Limited Partners' original capital was received from the distribution of the sale proceeds of the Partnership's last investment property, Fashion Square Shopping Center, in February 1998, the Limited Partners will receive significantly less than their original investment. Due to the significant amount of tenant improvements and lease commissions budgeted in 1997, and the original restrictions placed by the lender on the use of the cash collateral account, the Partnership ceased making operating distributions to Limited Partners beginning in 1997.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in various other assets and liabilities at December 31, 1997 as compared to December 31, 1996 is due primarily to the sale of the Fashion Square Shopping Center and the temporary investment of the net sale proceeds from this sale, as discussed above and more fully in the Notes.

     The decrease in rental income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to lower average occupancy at the Fashion Square Shopping Center in 1997 and 1996. Such decrease was substantially offset by the receipt in 1997 of lease termination fees from certain tenants at the Fashion Square Shopping Center.

     The increase in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to increased interest earned on the higher average balance in the cash collateral account held by the letter of credit issuer for the Fashion Square Shopping Center due to the required funding of $30,000 per month.

     The decrease in mortgage and other interest for the years ended December 31, 1997 and 1996 as compared to the year ended December 31, 1995 is primarily due to lower letter of credit fees coupled with a decline in the average floating interest rate (4.525% at December 30, 1997 and 4.375% at December 31, 1996 as compared to 5.50% at December 31, 1995) on the municipal bonds secured by the Fashion Square Shopping Center.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to the classification of the Partnership's investment in the Fashion Square Shopping Center as held for sale or disposition at December 31, 1996 and the corresponding suspension of depreciation in 1997. The decrease in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the $3,500,000 value impairment recorded for the Fashion Square Shopping Center on September 30, 1995.

     The increase in amortization of deferred expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the amortization in 1997 of the remaining costs associated with the Partnership's replacement letter of credit obtained for the Fashion Square Shopping Center, as discussed more fully in the Notes. The decrease in amortization of deferred expenses for the year ended
December 31, 1996 as compared to December 31, 1995 is due to the recognition of extension fees associated with the replacement letter of credit for the Fashion Square Shopping Center in 1995.

     The provision for value impairment for the year ended December 31, 1997 represents a $600,000 provision recorded for the Fashion Square Shopping Center at September 30, 1997 as discussed more fully in the Notes.

The provision for value impairment for the year ended December 31, 1995 consists of the $3,500,000 value impairment recorded for the Fashion Square Shopping Center on September 30, 1995.

     The decrease in Partnership's share of income from operations of unconsolidated venture for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the sale of its partnership interest in the Miami International Mall on April 8, 1996.

     The gain on sale of investment property for the year ended
December 31, 1997 is due to the sale of the Fashion Square Shopping Center in December 1997.

      The Partnership's gain on sale of interest in unconsolidated venture for the year ended December 31, 1996 is due to the sale of the Partnership's interest in the Miami International Mall on April 8, 1996.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Due to the sale of the Partnership's last remaining investment property in 1997 and the expected liquidation of the Partnership during 1998, inflation is not expected to significantly impact future operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             IDS/JMB BALANCED INCOME GROWTH, LTD.
                    (A LIMITED PARTNERSHIP)

                             INDEX


Independent Auditors' Report


Balance Sheets, December 31, 1997 and 1996


Statements of Operations, years ended December 31,
  1997, 1996 and 1995


Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995


Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995


Notes to Financial Statements



SCHEDULES NOT FILED:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                 INDEPENDENT AUDITORS' REPORT


The Partners
IDS/JMB BALANCED INCOME GROWTH, LTD.:

     We have audited the financial statements of IDS/JMB Balanced Income Growth, Ltd. (a limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/JMB Balanced Income Growth, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.









                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998


                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS

                                  DECEMBER 31, 1997 AND 1996

                                            ASSETS
                                            ------
                                                                  1997            1996
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $  3,501,979        847,356
  Interest, rents and other receivables. . . . . . . . . . .        22,033        131,710
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .         --             7,642
                                                              ------------   ------------
          Total current assets . . . . . . . . . . . . . . .     3,524,012        986,708
                                                              ------------   ------------

Investment property held for sale or disposition . . . . . .         --         8,711,748
                                                              ------------   ------------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . .        22,313        198,937
Escrow deposits. . . . . . . . . . . . . . . . . . . . . . .         --         1,550,211
                                                              ------------   ------------

                                                              $  3,546,325     11,447,604
                                                              ============   ============






                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  1997            1996
                                                              ------------    -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .  $     54,760         58,780
  Accrued interest . . . . . . . . . . . . . . . . . . . . .         --            26,508
  Unearned rents . . . . . . . . . . . . . . . . . . . . . .         --           116,246
  Accrued real estate taxes. . . . . . . . . . . . . . . . .         --           592,656
                                                              ------------   ------------
          Total current liabilities. . . . . . . . . . . . .        54,760        794,190
                                                              ------------   ------------

Tenant security deposits . . . . . . . . . . . . . . . . . .         --            12,374
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .         --         6,800,000
                                                              ------------   ------------
          Total liabilities. . . . . . . . . . . . . . . . .        54,760      7,606,564
                                                              ------------   ------------

Commitments and contingencies

Partners' capital accounts (deficits):
    General partners:
       Capital contributions . . . . . . . . . . . . . . . .        20,000         20,000
       Cumulative net earnings (losses). . . . . . . . . . .      (272,930)      (259,558)
                                                              ------------   ------------
                                                                  (252,930)      (239,558)
                                                              ------------   ------------
    Limited partners (47,534 Interests):
       Capital contributions, net of offering costs. . . . .    10,284,207     10,284,207
       Cumulative net earnings (losses). . . . . . . . . . .    (1,919,998)    (1,583,895)
       Cumulative cash distributions . . . . . . . . . . . .    (4,619,714)    (4,619,714)
                                                              ------------   ------------
                                                                 3,744,495      4,080,598
                                                              ------------   ------------
          Total partners' capital accounts (deficits). . . .     3,491,565      3,841,040
                                                              ------------   ------------

                                                              $  3,546,325     11,447,604
                                                              ============   ============

                        See accompanying notes to financial statements.

                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                   1997          1996           1995
                                               ------------  ------------   ------------
  Rental income. . . . . . . . . . . . . . .   $  1,456,654     1,499,883      1,666,805
  Interest income. . . . . . . . . . . . . .         76,378       104,473         68,507
                                               ------------  ------------   ------------
                                                  1,533,032     1,604,356      1,735,312
                                               ------------  ------------   ------------
Expenses:
  Mortgage and other interest. . . . . . . .        374,664       365,676        423,567
  Depreciation . . . . . . . . . . . . . . .          --          290,690        358,088
  Property operating expenses. . . . . . . .        634,117       797,083        785,555
  Professional services. . . . . . . . . . .         53,519        65,208         40,580
  Amortization of deferred expenses. . . . .        146,535        55,024         99,818
  General and administrative . . . . . . . .         97,645       134,531        122,229
  Provision for value impairment . . . . . .        600,000         --         3,500,000
                                               ------------  ------------   ------------
                                                  1,906,480     1,708,212      5,329,837
                                               ------------  ------------   ------------
                                                   (373,448)     (103,856)    (3,594,525)
Partnership's share of operations of
  unconsolidated venture . . . . . . . . . .          --           15,765         70,179
                                               ------------  ------------   ------------
          Earnings (loss) before gain on
            sale . . . . . . . . . . . . . .       (373,448)      (88,091)    (3,524,346)

Gain on sale of investment property. . . . .         23,973         --             --
Gain on sale of interest in unconsolidated
  venture. . . . . . . . . . . . . . . . . .          --          805,241          --
                                               ------------  ------------   ------------
          Net earnings (loss). . . . . . . .   $   (349,475)      717,150     (3,524,346)
                                               ============  ============   ============
  Net earnings per limited partnership interest:
    Earnings (loss) before gain on sale. . .   $      (7.07)        (1.67)        (66.73)
    Gain on sale of investment property. . .          --            --             --
    Gain on sale of interest in unconsolidated
      venture. . . . . . . . . . . . . . . .          --            16.77          --
                                               ------------  ------------   ------------
          Net earnings (loss). . . . . . . .   $      (7.07)        15.10         (66.73)
                                               ============  ============   ============

                        See accompanying notes to financial statements.

                                IDS/JMB BALANCED INCOME GROWTH, LTD.
                                       (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                             GENERAL PARTNERS                               LIMITED PARTNERS (47,534 INTERESTS)
              --------------------------------------------------    ---------------------------------------------------
                                                        CONTRI-
                                                        BUTIONS
                     NET                                NET OF     NET
          CONTRI-  EARNINGS    CASH                    OFFERING  EARNINGS      CASH
          BUTIONS   (LOSS) DISTRIBUTIONS     TOTAL      COSTS     (LOSS)   DISTRIBUTIONS   TOTAL
          ------- ----------------------- -------------------------------- ------------------------
Balance at
 December 31,
 1994. . . .$20,000    93,633     --          113,633 10,284,207   870,110   (3,288,762) 7,865,555

Net earn-
 ings (loss) --     (352,435)     --        (352,435)      --   (3,171,911)       --    (3,171,911)
Cash distri-
 butions
 ($5.00 per
 Interest) . --         --        --           --          --        --        (237,670)  (237,670)
           ----------------- ----------  ---------------------------------- ----------------------

Balance at
 December 31,
 1995. . . .20,000  (258,802)     --        (238,802) 10,284,207(2,301,801)  (3,526,432) 4,455,974

Net earn-
 ings (loss) --         (756)     --            (756)      --      717,906        --       717,906
Cash distri-
 butions
 ($23.00 per
 Interest) . --         --        --            --         --        --      (1,093,282)(1,093,282)
          ------------------ ----------  ---------------------------------- ----------------------




                                IDS/JMB BALANCED INCOME GROWTH, LTD.
                                       (A LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                             GENERAL PARTNERS                               LIMITED PARTNERS (47,534 INTERESTS)
              --------------------------------------------------    ---------------------------------------------------
                                                        CONTRI-
                                                        BUTIONS
                       NET                              NET OF      NET
          CONTRI-   EARNINGS   CASH                    OFFERING  EARNINGS      CASH
          BUTIONS    (LOSS)DISTRIBUTIONS     TOTAL      COSTS     (LOSS)   DISTRIBUTIONS   TOTAL
          ------- ----------------------- -------------------------------- ------------------------
Balance at
 December 31,
 1996. . . .20,000  (259,558)     --        (239,558)10,284,207 (1,583,895)  (4,619,714) 4,080,598

Net earn-
 ings (loss)--       (13,372)     --         (13,372)     --      (336,103)       --      (336,103)
Cash distri-
 butions . .--         --         --           --         --         --           --         --
           ----------------- ----------  ---------------------------------- ----------------------

Balance at
 December 31,
 1997. . . .$20,000 (272,930)     --        (252,930)10,284,207 (1,919,998)  (4,619,714) 3,744,495
          ================== ==========  ================================== ======================

















                           See accompanying notes to financial statements.

                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)
                                   STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                    1997         1996           1995
                                                -----------   -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .    $  (349,475)      717,150     (3,524,346)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . .          --          290,690        358,088
    Amortization of deferred expenses  . . .        146,535        55,024         99,818
    Partnership's share of operations of
      unconsolidated venture . . . . . . . .          --          (15,765)       (70,179)
    Gain on sale of investment property. . .        (23,973)        --             --
    Gain on sale of interest in unconsolidated
      venture. . . . . . . . . . . . . . . .          --         (805,241)         --
    Provision for value impairment . . . . .        600,000         --         3,500,000
  Changes in:
    Interest, rents and other receivables. .         82,596       (43,212)       (17,111)
    Prepaid expenses . . . . . . . . . . . .          7,642         5,332           (297)
    Accounts payable . . . . . . . . . . . .         (4,020)        2,233         (1,921)
    Due to affiliates. . . . . . . . . . . .          --           18,898        (15,021)
    Accrued interest . . . . . . . . . . . .        (26,508)       (1,744)         1,935
    Accrued real estate taxes. . . . . . . .       (592,656)        --           (29,602)
    Unearned rents . . . . . . . . . . . . .       (116,246)       92,450        (49,365)
    Security deposits. . . . . . . . . . . .        (12,374)        --             --
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . .       (288,479)      315,815        251,999
                                               ------------   -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . .          --            --         1,270,338
  Cash proceeds from sale of unconsolidated
    venture, net of selling expenses . . . .          --        1,368,408          --
  Additions to investment property . . . . .       (793,141)        --           (55,000)
  Partnership's distributions from
    unconsolidated venture . . . . . . . . .          --           58,470        135,628
  Cash proceeds from sale of investment
    property . . . . . . . . . . . . . . . .      2,241,718         --             --
  Payment of deferred expenses . . . . . . .        (55,686)       (7,830)      (204,509)
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . .      1,392,891     1,419,048      1,146,457
                                               ------------   -----------    -----------




                             IDS/JMB BALANCED INCOME GROWTH, LTD.
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS - CONTINUED



                                                    1997         1996           1995
                                                -----------   -----------    -----------
Cash flows from financing activities:
  Payment of deferred expenses . . . . . . .          --            --           (35,700)
  Escrow deposits, net of reimbursements . .      1,550,211      (413,648)    (1,136,563)
  Distributions to limited partners. . . . .          --       (1,093,282)      (237,670)
                                               ------------   -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . .      1,550,211    (1,506,930)    (1,409,933)
                                               ------------   -----------    -----------

          Net increase (decrease) in cash and
            cash equivalents . . . . . . . .      2,654,623       227,933        (11,477)

          Cash and cash equivalents,
            beginning of year. . . . . . . .        847,356       619,423        630,900
                                               ------------   -----------    -----------

          Cash and cash equivalents,
            end of year. . . . . . . . . . .   $  3,501,979       847,356        619,423
                                               ============   ===========    ===========

Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . .   $    401,172       367,420        421,632
                                               ============   ===========    ===========
  Non-cash investing and financing
   activities:
    Sale proceeds from sale of investment
      property, net of selling expenses. . .   $  9,041,718         --             --
    Assumption of long-term debt . . . . . .     (6,800,000)        --             --
                                               ------------   -----------    -----------
          Cash proceeds from sale of
            investment property. . . . . . .   $  2,241,718         --             --
                                               ============   ===========    ===========





                        See accompanying notes to financial statements.

             IDS/JMB BALANCED INCOME GROWTH, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

               DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership owned a shopping center located in Skokie, Illinois. Business activities consisted of rentals to a variety of retail companies, and the sale of such real estate. The Partnership currently expects to conduct an orderly liquidation of the remaining assets as quickly as practicable and wind up its affairs in 1998, barring unforseen economic developments.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's former interest in JMB/Miami International Associates ("JMB/Miami").

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:


                                            1997                           1996
                                            -------------------------------------------------------------
                                                 TAX BASIS                     TAX BASIS
                                 GAAP BASIS     (UNAUDITED)    GAAP BASIS     (UNAUDITED)
                                ------------    -----------   ------------    -----------

Total assets . . . . . . . . .  $  3,546,325      5,143,405    11,447,604     16,730,728
Partners' capital
 accounts (deficits):
  General partners . . . . . .      (252,930)       (51,863)     (239,558)        12,635
  Limited partners . . . . . .     3,744,495      5,151,763     4,080,598      9,259,480
Net earnings (loss):
  General partners . . . . . .       (13,372)       (64,498)         (756)         9,329
  Limited partners . . . . . .      (336,103)    (4,107,717)      717,906        923,589
Net earnings (loss) per
 limited partner-
 ship interest . . . . . . . .         (7.07)        (86.42)        15.10          19.43
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these financial statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,069,308 and $662,364 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of deferred lease commissions and letter of credit fees which were amortized over their respective terms using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or there were increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to Partners.

     The Partnership had acquired, either directly or through a joint venture, two shopping centers.

     Depreciation on the Partnership's property had been provided over the estimated useful lives of the various components as follows:

                                         YEARS
                                         -----
     Building and improvements
         -- straight-line. . . . . . . .   30
     Personal property
         -- straight-line. . . . . . . .    5
                                           ==

     Maintenance and repairs were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale.

     As of December 31, 1996, the Partnership committed to a plan to sell the Fashion Square Shopping Center, its last remaining investment property.

Accordingly, the Partnership classified this property as held for sale in the accompanying financial statements and the property was no longer subject to continued depreciation after such date. The results of operations for properties classified as held for sale or sold during the past three years were ($222,784), $95,047 and ($3,453,195), respectively, for the years ended December 31, 1997, 1996 and 1995. In addition, the accompanying financial statements include $0, $15,765 and $70,179, respectively, of the Partnership's share of total property operations of $0, $309,476 and $1,377,681 of unconsolidated properties held for sale or sold in the past three years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

INVESTMENT PROPERTIES

     FASHION SQUARE SHOPPING CENTER

     In February 1989, the Partnership acquired substantially all of a shopping center located in Skokie, Illinois (a suburb north of Chicago), known as the Fashion Square Shopping Center. The Partnership purchased the shopping center for $13,800,000, including the assumption of municipal bonds of $6,800,000. On December 5, 1997, the Partnership entered into an agreement (which was modified December 17, 1997 and December 26, 1997) to sell the Property for a sale price of $9,255,000, which was received by the Partnership at closing on December 30, 1997 as follows: $2,455,000 cash at closing (before selling costs of approximately $256,000, net operating prorations of approximately $595,000 and a tenant allowance of $325,000) and the assumption by the purchaser of existing municipal bond mortgage indebtedness totaling $6,800,000. The sale resulted in no significant gain or loss to the Partnership for financial reporting purposes, primarily as a result of value impairment provisions totaling $4,100,000 recorded by the Partnership in 1995 and 1997. In addition, the Partnership recognized a loss on sale of approximately $3,919,000 for Federal income tax reporting purposes in 1997.

     In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires May 15, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties which, in no event, is to exceed $400,000, pursuant to the terms of the agreement.

     The municipal bonds assumed at the Partnership's original purchase of the property were supported by a letter of credit with an original expiration date of December 15, 1994 which was extended through June 15, 1995. In March 1995, the Partnership obtained a replacement irrevocable direct pay letter of credit with a major institutional lender in the amount of $7,140,000. The Partnership paid a commitment fee equal to 1% of the letter of credit amount at closing and paid an annual commission fee of 1.25% of the letter of credit amount. The replacement letter of credit required the Partnership to fund an interest-bearing cash collateral account with an initial deposit of $840,000 at closing and required monthly deposits of $30,000 thereafter until the December 1, 1999 expiration. Amounts were allowed to be drawn by the Partnership under certain circumstances (as defined) from the collateral account for tenant improvements and leasing costs at the Fashion Square Shopping Center. As of December 30, 1997, $189,810 had been drawn from this account. Upon the sale of the property and the assumption by the purchaser of the property's existing mortgage debt, such collateral account with a balance of approximately $1,781,000 at December 31, 1997 was released to the Partnership (pursuant to the letter of credit agreement). The bonds bore interest payable quarterly at a floating rate (4.525% and 4.375% per annum at December 30, 1997 and at December 31, 1996, respectively). The Partnership had the right, at any time, to convert the bonds through their maturity date to the fixed prevailing market rate, subject to certain restrictions. The bonds were scheduled to mature on December 1, 2014.

     Based upon local market conditions and uncertainty concerning the ability to recover the carrying value of the property through a proposed sale, the Partnership, as a matter of prudent accounting practice, recorded a provision for value impairment of $600,000 for this property at September 30, 1997. Such provision was recorded to reflect the estimated fair value, less costs to sell as applicable, of the property. In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the Fashion Square Shopping Center investment property through future operations or sale, and since the Partnership had fixed its intended holding period for this investment to not later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000. Such provision was recorded to reduce the net basis of the investment property to its then estimated fair value.

     The shopping center was managed by an affiliate of the Corporate General Partner for a fee calculated at 4% of the gross income (as defined) of the property.

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


PARTNERSHIP AGREEMENT

     Net profits or losses of the Partnership from operations generally are to be allocated 90% to the Limited Partners and 10% to the General Partners. Profits or losses for Federal income tax purposes from the sale or refinancing of properties generally are allocated 99% to the Limited Partners and 1% to the General Partners, except that net profits from the sale of properties are additionally allocated to the General Partners (i) to the extent that cash distributions to the General Partners of sale proceeds from such sale as described under the cash distributions below exceed the aforesaid 1% of such profits and (ii) in order to reduce deficits, if any, in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Such provision was applied in 1997 to allocate the entire gain on the sale of the Fashion Square Shopping Center to the General Partners for financial reporting purposes only.

     The General Partners have made capital contributions of $20,000 to the Partnership and are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributable cash, as defined in the Partnership Agreement, from operations are to be allocated 90% to the Limited Partners and 10% to the General Partners, however distributions to the General Partners are subject to receipt by the Limited Partners of a stipulated return on their average adjusted capital contribution. Sale or refinancing proceeds are to be distributed 99% to the Limited Partners until the Limited Partners have received their contributed capital plus a stipulated return thereon. The General Partners are to then receive 100% of the sale or refinancing proceeds until they receive amounts equal to (i) the cumulative deferral of their 10% distribution of disbursable cash and
(ii) 3% of the selling prices of all properties which have been sold, subject to certain limitations. Any remaining sale or refinancing proceeds are to then be distributed 85% to the Limited Partners and 15% to the General Partners; however, the General Partners receipt of any amounts under (i) and (ii) above and their receipt of 15% of such sale and refinancing proceeds is subject to the receipt by the Limited Partners of an additional stipulated return on the average adjusted capital contribu-tion of holders of Interests for such period. As the Limited Partners will receive significantly less than their original investment, approximately $306,000 of cash otherwise distributable to the General Partners will be paid to the Limited Partners (or reserved for other Partnership obligations).

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, 1996 and 1995 are as follows:

                                                   UNPAID AT
                                                  DECEMBER 31,
                         1997      1996      1995    1997
                       -------   -------   -------------------
Property management
 and leasing fees. .   $41,496    39,116    39,068    3,317
Insurance commissions    1,541     2,749     2,690     --
Reimbursement (at cost)
 for accounting
 services. . . . . .     6,954     4,825    23,819    3,077
Reimbursement (at cost)
 for portfolio manage-
 ment services . . .    13,303     7,981    28,176    4,747
Reimbursement (at cost)
 for legal services.     2,114     3,752     1,447      631
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket
 expenses. . . . . .     3,344    22,328    21,499    2,772
                       -------   -------   -------   ------

                       $68,752    80,751   116,699   14,544
                       =======   =======   =======   ======

     All amounts deferred or currently payable to the General Partners or its affiliates do not bear interest.

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
                                                  ============

SUBSEQUENT EVENT

     In February 1998, the Partnership paid a distribution of $2,139,030 ($45.00 per Interest) to the Limited Partners, which represented nearly all of the sale proceeds from the December 1997 sale of the Fashion Square Shopping Center. The General Partners will not receive their share of any distributions, as discussed above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of, or disagreements with, accountants during 1997 and 1996.


                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, Income Growth Managers, Inc., an Illinois corporation, is wholly-owned by Northbrook Corporation, a Delaware Corporation, substantially all of the outstanding shares of which are owned by JMB Realty Corporation, a Delaware Corporation ("JMB"), and certain of its officers, directors, members of their families and affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property investments must be approved by the Associate General Partner of the Partnership, Realty Income Associates, L.P., a Delaware limited partnership, which approval requires the consent of its partners, Realty Income Partners, L.P. (an affiliate of JMB) and IDS Realty Corporation. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 11, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 11, 1998. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of various affiliated companies including JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("JMB Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), and Carlyle Income Plus, Ltd. - II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI, ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII") and Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of such director and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is Chairman of the Board and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is President and a director of JMB. He is also an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     H. Rigel Barber (age 48) is Executive Vice President and Chief Executive Officer of JMB. Mr. Barber has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March 1982. He holds a Master's degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) is Senior Vice President and Treasurer of JMB. Mr. Kogen has been associated with JMB since March 1973. He is a Certified Public Accountant.

     Gary Nickele (age 45) is Executive Vice President and General Counsel of JMB. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.



ITEM 11.  EXECUTIVE COMPENSATION

     The officers and director of the Corporate General Partner receive no current or proposed direct remuneration in such capacities. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. No such cash distributions were paid to the General Partners in 1997. The General Partners received a share of Partnership net loss for tax purposes aggregating $64,498 in 1997.

     An affiliate of the Corporate General Partner provided property management services to the Partnership for the Fashion Square Shopping Center, at fees calculated at 4% of gross receipts (as defined) from the property. In 1997, such affiliate earned property management fees amounting to $41,496 for such services, of which $3,317 was unpaid as of December 31, 1997. As set forth in the Prospectus of the Partnership, the Corporate General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross income from a property).

     JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, received insurance brokerage commissions in 1997 aggregating $1,541 in connection with the providing of insurance coverage for the Fashion Square Shopping Center. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     The Corporate General Partner and its affiliates were entitled to reimbursement (at cost) in 1997 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $6,954, $13,303, $2,114 and $3,344, respectively, of which $11,227 was unpaid at December 31, 1997.

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

     (b)  The Corporate General Partner, its officers and director and the Associate General Partner own the following Interests of the Partnership:

                     NAME OF                        AMOUNT AND NATURE
                     BENEFICIAL                     OF BENEFICIAL                   PERCENT
TITLE OF CLASS       OWNER                          OWNERSHIP                       OF CLASS
--------------       ----------                     -----------------               --------
Limited Partnership
Interests            Corporate General                       --                          --
                     Partner, its
                     officers and director
                     and the Associate
                     General Partner as
                     a group

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

        10-B.Real Property Purchase Agreement between IDS/JMB Balanced Income Growth, Ltd. and Inland Real Estate Acquisitions, Inc., dated December 5, 1997.*

        10-C.Letter Agreement between IDS/JMB Balanced Income Growth, Ltd. and Inland Real Estate Acquisition, Inc., dated December 26, 1997.*

        27.  Financial Data Schedule

  (b) The following reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.

             The Partnership's Report for December 5, 1997 on Form 8-K (File No. 0-17699) describing the sale of the Fashion Square Shopping Center was filed. No financial statements were required to be filed therewith.

--------------------

       * Hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-17699) for December 5, 1997.


     No annual report for the year 1997 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

              IDS/JMB BALANCED INCOME GROWTH, LTD.

              By:    Income Growth Managers, Inc.
                     Corporate General Partner


                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Vice President
              Date:  March 25, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              By:    Income Growth Managers, Inc.
                     Corporate General Partner


                     JUDD D. MALKIN
              By:    Judd D. Malkin, Chairman
                     Principal Financial Officer
              Date:  March 25, 1998


                     NEIL G. BLUHM
              By:    Neil G. Bluhm, President
                     Principal Executive Officer
              Date:  March 25, 1998


                     GARY NICKELE
              By:    Gary Nickele, Vice President, General Counsel
                     and Director
              Date:  March 25, 1998


                     GAILEN J. HULL
              By:    Gailen J. Hull, Vice President
                     Principal Accounting Officer
              Date:  March 25, 1998

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

10-B.    Real Property Purchase Agreement
         regarding the Partnership's sale
         of the Fashion Square Shopping Center  Yes

10-C.    Letter Agreement regarding the
         Partnership's sale of the
         Fashion Square Shopping Center         Yes

27.      Financial Data Schedule                No