Form 10-Q
period 1998-03-31
IDS JMB BALANCED INCOME GROWTH LTD
filed 1998-05-13
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                          Commission file number 0-17699




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .     9



PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    10

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                    MARCH 31, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 1,297,299      3,501,979
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           17,177         22,033
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .        1,314,476      3,524,012
                                                                             -----------    -----------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           22,313         22,313
                                                                             -----------    -----------

                                                                             $ 1,336,789      3,546,325
                                                                             ===========    ===========




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     55,019         54,760
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .           55,019         54,760
                                                                             -----------    -----------

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (280,006)      (272,930)
                                                                             -----------    -----------
                                                                                (260,006)      (252,930)
                                                                             -----------    -----------
  Limited partners (47,534 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       10,284,207     10,284,207
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (1,983,687)    (1,919,998)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,758,744)    (4,619,714)
                                                                             -----------    -----------
                                                                               1,541,776      3,744,495
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        1,281,770      3,491,565
                                                                             -----------    -----------
                                                                             $ 1,336,789      3,546,325
                                                                             ===========    ===========










                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 (UNAUDITED)


                                                                                 1998             1997
                                                                             ------------     -----------
Income:
   Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     --            408,380
   Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        28,454          22,216
                                                                              -----------      ----------
                                                                                   28,454         430,596
                                                                              -----------      ----------
Expenses:
   Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . .         --             86,097
   Property operating expenses. . . . . . . . . . . . . . . . . . . . . . .        24,204         203,052
   Professional services. . . . . . . . . . . . . . . . . . . . . . . . . .        30,739          17,000
   Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . .         --             13,816
   General and administrative . . . . . . . . . . . . . . . . . . . . . . .        44,276          24,941
                                                                              -----------      ----------
                                                                                   99,219         344,906
                                                                              -----------      ----------

          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .   $   (70,765)         85,690
                                                                              ===========      ==========

          Net earnings (loss) per limited
            partnership interest. . . . . . . . . . . . . . . . . . . . . .   $     (1.34)           1.62
                                                                              ===========      ==========

          Cash distributions per limited
            partnership interest. . . . . . . . . . . . . . . . . . . . . .   $     45.00           --
                                                                              ===========      ==========







                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                 (UNAUDITED)
                                                                                  1998             1997
                                                                               ----------       ---------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  (70,765)         85,690
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         --             13,816
 Changes in:
   Interest, rents and other receivables. . . . . . . . . . . . . . . . . .         4,856          62,634
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             26,896
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           259          (5,808)
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             (4,863)
   Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .         --           (135,055)
   Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (55,678)
                                                                               ----------      ----------
          Net cash provided by (used in) operating activities . . . . . . .       (65,650)        (12,368)
                                                                               ----------      ----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .         --           (100,000)
                                                                               ----------      ----------
          Net cash provided by (used in) investing activities . . . . . . .         --           (100,000)
                                                                               ----------      ----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (2,139,030)          --
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (103,808)
                                                                               ----------      ----------
          Net cash provided by (used in) financing activities . . . . . . .    (2,139,030)       (103,808)
                                                                               ----------      ----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .    (2,204,680)       (216,176)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     3,501,979         847,356
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $1,297,299         631,180
                                                                               ==========      ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $    --             68,647
                                                                               ==========      ==========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========

                               See accompanying notes to financial statements.

                 IDS/JMB BALANCED INCOME GROWTH, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used herein, but not defined, have the same meanings as used in such Annual Report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended
March 31, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                           March 31,
                                    1998        1997        1998
                                  -------      ------    -------------
Property management
 and leasing fees . . . . . .     $  --         8,857          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to
 the on-site and other
 costs for the Partner-
 ship and its investment
 property . . . . . . . . . .       6,286       9,722        11,897
                                  -------     -------        ------
                                  $ 6,286      18,579        11,897
                                  =======     =======        ======

     According to the terms of the Partnership Agreement, the General Partners have deferred payment of their distributions of net cash flow from the Partnership. As the Limited Partners will receive significantly less than their original investment, approximately $306,000 of cash otherwise distributable to the General Partners, to the extent not needed for other Partnership obligations, will be paid to the Limited Partners.

FASHION SQUARE SHOPPING CENTER

     The Partnership sold the Fashion Square Shopping Center on
December 30, 1997. The sale resulted in no significant gain or loss to the Partnership for financial reporting purposes, primarily as a result of value impairment provisions totaling $4,100,000 recorded by the Partnership in 1995 and 1997. In addition, the Partnership recognized a loss on sale of approximately $3,919,000 for Federal income tax reporting purposes in 1997.

     In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires May 15, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties which is not to exceed $400,000, pursuant to the terms of the agreement.

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

     The property was classified as held for sale or disposition as of December 31, 1996 and, therefore, was not subject to continued depreciation.

     The shopping center was managed by an affiliate of the Corporate General Partner for a fee calculated at 4% of the gross income (as defined) of the property.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     The Partnership had been made aware that in early 1998 an unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership for $40 per Interest. These offers both expired in the latter part of February 1998 (with no Interests being purchased). The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate.

     As the Partnership's last remaining real estate investment was sold in December 1997, the remaining funds will be held to pay for the Partnership's remaining expenses and liabilities with any remaining amounts expected to be distributed in late 1998 to the Limited Partners upon liquidation of the Partnership pursuant to the provisions of the Partnership Agreement. In connection with this sale and as is customary in such transactions, certain representations and warranties were made to the buyer of the Fashion Square Shopping Center (in the maximum amount of $400,000). Distributions to the General Partners have been deferred and will not be paid due to the subordination requirements of the Partnership Agreement as discussed in the Notes.

     The affairs of the Partnership are expected to be wound up in late 1998, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved, as the Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is due primarily to the distributions of approximately $2,139,000 ($45.00 per Interest) made to the Limited Partners in February 1998, which represented nearly all of the sale proceeds from the December 1997 sale of the Fashion Square Shopping Center. The General Partners will not receive their share of any distributions, as discussed above.

     The decrease in rental income, property operating expenses, mortgage and other interest and amortization of deferred expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to the December 1997 sale of the Fashion Square Shopping Center.

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

     10-A.   Real Property Purchase Agreement between IDS/JMB Balanced
Income Growth, Ltd. and Inland Real Estate Acquisitions, Inc., dated December 5, 1997.*

     10-B.   Letter Agreement between IDS/JMB Balanced Income Growth,
Ltd. and Inland Real Estate Acquisition, Inc., dated December 26, 1997.*

     27.     Financial Data Schedule.

     ----------------

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


                      IDS/JMB BALANCED INCOME GROWTH, LTD.

                      BY:    Income Growth Managers, Inc.
                             (Corporate General Partner)



                      By:    GAILEN J. HULL
                             Gailen J. Hull, Vice President
                      Date:  May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  May 13, 1998