Form 10-Q
period 1998-06-30
IDS JMB BALANCED INCOME GROWTH LTD
filed 1998-08-12
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                           Commission file number 0-17699




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

                                               BALANCE SHEETS

                                     JUNE 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 1,274,520      3,501,979
  Interest, rents and other receivables . . . . . . . . . . . . . . . .           16,898         22,033
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .        1,291,418      3,524,012
                                                                             -----------    -----------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            22,313
                                                                             -----------    -----------

                                                                             $ 1,291,418      3,546,325
                                                                             ===========    ===========




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $     46,127         54,760
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .           46,127         54,760
                                                                             -----------    -----------

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (283,654)      (272,930)
                                                                             -----------    -----------
                                                                                (263,654)      (252,930)
                                                                             -----------    -----------
  Limited partners (47,534 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       10,284,207     10,284,207
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (2,016,518)    (1,919,998)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,758,744)    (4,619,714)
                                                                             -----------    -----------
                                                                               1,508,945      3,744,495
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        1,245,291      3,491,565
                                                                             -----------    -----------
                                                                             $ 1,291,418      3,546,325
                                                                             ===========    ===========










                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
   Rental income. . . . . . . . . . . . . . . . .  $     --          360,951         --          769,331
   Interest income. . . . . . . . . . . . . . . .       22,096        15,310        50,550        37,526
                                                   -----------    ----------    ----------    ----------
                                                        22,096       376,261        50,550       806,857
                                                   -----------    ----------    ----------    ----------
Expenses:
   Mortgage and other interest. . . . . . . . . .        --           97,344         --          183,441
   Property operating expenses. . . . . . . . . .        --          223,036        24,204       426,088
   Professional services. . . . . . . . . . . . .       23,375        15,519        54,114        32,519
   Amortization of deferred expenses. . . . . . .       22,313        17,218        22,313        31,034
   General and administrative . . . . . . . . . .       12,887        35,810        57,163        60,751
                                                   -----------    ----------    ----------    ----------
                                                        58,575       388,927       157,794       733,833
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $   (36,479)      (12,666)     (107,244)       73,024
                                                   ===========    ==========    ==========    ==========

          Net earnings (loss) per limited
            partnership interest. . . . . . . . .  $      (.69)         (.24)        (2.03)         1.38
                                                   ===========    ==========    ==========    ==========

          Cash distributions per limited
            partnership interest. . . . . . . . .  $    --             --            45.00         --
                                                   ===========    ==========    ==========    ==========




                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                 (UNAUDITED)
                                                                                  1998             1997
                                                                               ----------       ---------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (107,244)         73,024
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        22,313          31,034
 Changes in:
   Interest, rents and other receivables. . . . . . . . . . . . . . . . . .         5,135          67,541
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --             29,955
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (8,633)          9,434
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --               (824)
   Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .         --              8,694
   Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (86,960)
                                                                               ----------      ----------
          Net cash provided by (used in) operating activities . . . . . . .       (88,429)        131,898
                                                                               ----------      ----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .         --            (97,000)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --           (169,637)
  Escrow deposits, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (111,583)
                                                                               ----------      ----------
          Net cash provided by (used in) investing activities . . . . . . .         --           (378,220)
                                                                               ----------      ----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (2,139,030)          --
                                                                               ----------      ----------
          Net cash provided by (used in) financing activities . . . . . . .    (2,139,030)          --
                                                                               ----------      ----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .    (2,227,459)       (246,322)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     3,501,979         847,356
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $1,274,520         601,034
                                                                               ==========      ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $    --            184,265
                                                                               ==========      ==========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========

                               See accompanying notes to financial statements.

                 IDS/JMB BALANCED INCOME GROWTH, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1998 AND 1997

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                          June 30,
                                    1998        1997        1998
                                  -------      ------    -------------
Property management
 and leasing fees . . . . . .     $  --        20,296          --
Insurance commissions . . . .        --         2,543          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to
 the on-site and other
 costs for the Partner-
 ship and its investment
 property . . . . . . . . . .      24,731      19,444        19,207
                                  -------     -------        ------
                                  $24,731      42,283        19,207
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

     In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, on May 15, 1998.

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

     The Partnership is currently negotiating a financial settlement with a former tenant at the Fashion Square Shopping Center, Bruegger's Bagels, which defaulted on its lease obligations in June 1997. The Partnership filed a lawsuit in July 1997 to protect its legal rights under the lease for damages resulting from non-payment of rent and other charges. Although negotiations are continuing, there can be no assurance that a settlement, in any amount, will ultimately be reached.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     The Partnership had been made aware that in early 1998 an unaffiliated third party made unsolicited tender offers to some of the Holders of Interests. These offers each sought to purchase up to 4.9% of the Interests in the Partnership for $40 per Interest. These offers both expired in the latter part of February 1998 (with no Interests being purchased). The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate.

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

     The Partnership is currently negotiating a financial settlement with a former tenant at the Fashion Square Shopping Center, Bruegger's Bagels, which defaulted on its lease obligations in June 1997. The Partnership filed a lawsuit in July 1997 to protect its legal rights under the lease for damages resulting from non-payment of rent and other charges. Although negotiations are continuing, there can be no assurance that a settlement, in any amount, will ultimately be reached.

     The affairs of the Partnership are expected to be wound up in late 1998, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved, as the Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is due primarily to the distributions of approximately $2,139,000 ($45.00 per Interest) made to the Limited Partners in February 1998, which represented nearly all of the sale proceeds from the December 1997 sale of the Fashion Square Shopping Center. The General Partners will not receive their share of any distributions, as discussed above.

     The decrease in rental income, property operating expenses and mortgage and other interest for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due primarily to the December 1997 sale of the Fashion Square Shopping Center.

     The increase in fees for professional services for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due primarily to legal fees incurred in 1998 in connection with the Partnership's suit against a former tenant at the Fashion Square Shopping Center, as discussed above.

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

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      IDS/JMB BALANCED INCOME GROWTH, LTD.

                      BY:    Income Growth Managers, Inc.
                             (Corporate General Partner)



                      By:    GAILEN J. HULL
                             Gailen J. Hull, Vice President
                      Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  August 12, 1998