Form 10-Q
period 1998-09-30
IDS JMB BALANCED INCOME GROWTH LTD
filed 1998-11-12
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                      Commission file number 0-17699




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

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 1,239,809      3,501,979
  Interest, rents and other receivables . . . . . . . . . . . . . . . .            4,784         22,033
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           12,426          --
                                                                             -----------    -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . .        1,257,019      3,524,012
                                                                             -----------    -----------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            22,313
                                                                             -----------    -----------

                                                                             $ 1,257,019      3,546,325
                                                                             ===========    ===========




                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      $     9,873         54,760
                                                                             -----------    -----------
          Total current liabilities . . . . . . . . . . . . . . . . . .            9,873         54,760
                                                                             -----------    -----------

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .         (283,469)      (272,930)
                                                                             -----------    -----------
                                                                                (263,469)      (252,930)
                                                                             -----------    -----------
  Limited partners (47,534 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       10,284,207     10,284,207
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       (2,014,848)    (1,919,998)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,758,744)    (4,619,714)
                                                                             -----------    -----------
                                                                               1,510,615      3,744,495
                                                                             -----------    -----------
          Total partners' capital accounts. . . . . . . . . . . . . . .        1,247,146      3,491,565
                                                                             -----------    -----------
                                                                             $ 1,257,019      3,546,325
                                                                             ===========    ===========










                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
   Rental income. . . . . . . . . . . . . . . . .  $     --          397,892         --        1,167,223
   Interest income. . . . . . . . . . . . . . . .       15,777        23,048        66,327        60,574
                                                   -----------    ----------    ----------    ----------
                                                        15,777       420,940        66,327     1,227,797
                                                   -----------    ----------    ----------    ----------
Expenses:
   Mortgage and other interest. . . . . . . . . .        --           98,652         --          282,093
   Property operating expenses. . . . . . . . . .        --          103,401        24,204       529,489
   Professional services. . . . . . . . . . . . .        3,369           500        57,483        33,019
   Amortization of deferred expenses. . . . . . .        --            8,240        23,313        39,274
   General and administrative . . . . . . . . . .       10,553        31,308        67,716        92,059
   Provision for value impairment . . . . . . . .        --          600,000         --          600,000
                                                   -----------    ----------    ----------    ----------
                                                        13,922       842,101       171,716     1,575,934
                                                   -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . . .  $     1,855      (421,161)     (105,389)     (348,137)
                                                   ===========    ==========    ==========    ==========

          Net earnings (loss) per limited
            partnership interest. . . . . . . . .  $       .03         (7.97)        (2.00)        (6.59)
                                                   ===========    ==========    ==========    ==========

          Cash distributions per limited
            partnership interest. . . . . . . . .  $     --            --            45.00         --
                                                   ===========    ==========    ==========    ==========



                               See accompanying notes to financial statements.

                                    IDS/JMB BALANCED INCOME GROWTH, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS
                                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                 (UNAUDITED)
                                                                                  1998             1997
                                                                               ----------       ---------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (105,389)       (348,137)
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        22,313          39,274
  Provision for value impairment. . . . . . . . . . . . . . . . . . . . . .         --            600,000
 Changes in:
   Interest, rents and other receivables. . . . . . . . . . . . . . . . . .        17,249          48,769
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12,426)         (3,649)
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (44,887)         (4,130)
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                285
   Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .         --           (104,856)
   Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            (78,446)
                                                                               ----------      ----------
          Net cash provided by (used in) operating activities . . . . . . .      (123,140)        149,110
                                                                               ----------      ----------
Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . . . . . . . . . . . .         --           (424,102)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --            (72,856)
  Escrow deposits, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (173,254)
                                                                               ----------      ----------
          Net cash provided by (used in) investing activities . . . . . . .         --           (670,212)
                                                                               ----------      ----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (2,139,030)          --
                                                                               ----------      ----------
          Net cash provided by (used in) financing activities . . . . . . .    (2,139,030)          --
                                                                               ----------      ----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .    (2,262,170)       (521,102)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     3,501,979         847,356
                                                                               ----------      ----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .    $1,239,809         326,254
                                                                               ==========      ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .    $    --            281,808
                                                                               ==========      ==========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .    $    --              --
                                                                               ==========      ==========

                               See accompanying notes to financial statements.

                 IDS/JMB BALANCED INCOME GROWTH, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1998 AND 1997

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                         September 30,
                                    1998        1997        1998
                                  -------      ------    -------------
Property management
 and leasing fees . . . . . .     $  --        32,171         --
Insurance commissions . . . .        --         2,543         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related
 expenses related to
 the on-site and other
 costs for the Partner-
 ship and its investment
 property . . . . . . . . . .      21,884      16,298        5,192
                                  -------     -------       ------
                                  $21,884      51,012        5,192
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

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in 1998.

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

     A former tenant at the Fashion Square Shopping Center, Bruegger's Bagels, defaulted on its lease obligations in June 1997. The Partnership filed a lawsuit in July 1997 to protect its legal rights under the lease for damages resulting from non-payment of rent and other charges. The Partnership has reached an agreement in principle with this tenant regarding a financial settlement payable to the Partnership, subject to final documentation. However, there can be no assurance as to the exact amount of the settlement which will ultimately be reached.

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

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

     The Partnership had cash and cash equivalents of approximately $1,240,000 at September 30, 1998. As the Partnership's last remaining real estate investment was sold in December 1997, the remaining funds have been held to pay for the Partnership's remaining expenses and liabilities. The remaining amounts will be distributed in December 1998 to the Limited Partners upon liquidation of the Partnership pursuant to the provisions of the Partnership Agreement. Distributions to the General Partners have been deferred and will not be paid due to the subordination requirements of the Partnership Agreement as discussed in the Notes.

     A former tenant at the Fashion Square Shopping Center, Bruegger's Bagels, defaulted on its lease obligations in June 1997. The Partnership filed a lawsuit in July 1997 to protect its legal rights under the lease for damages resulting from non-payment of rent and other charges. The Partnership has reached an agreement in principle with this tenant regarding a financial settlement payable to the Partnership, subject to final documentation. However, there can be no assurance as to the exact amount of the settlement which will ultimately be reached.

     The affairs of the Partnership are expected to be wound up in late 1998 as described above, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved, as the Limited Partners will receive significantly less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 is due primarily to the distributions of approximately $2,139,000 ($45.00 per Interest) made to the Limited Partners in February 1998, which represented nearly all of the sale proceeds from the December 1997 sale of the Fashion Square Shopping Center. The General Partners will not receive their share of any distributions, as discussed above.

     The decrease in rental income, property operating expenses and mortgage and other interest for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is due primarily to the December 1997 sale of the Fashion Square Shopping Center.

     The increase in fees for professional services for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is due primarily to legal fees incurred in 1998 in connection with the Partnership's suit against a former tenant at the Fashion Square Shopping Center, as discussed above.

     The Partnership recorded a $600,000 provision for value impairment for the Fashion Square Shopping Center at September 30, 1997 due to the uncertainty of recovering the carrying value of the property through a proposed sale.

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


                      IDS/JMB BALANCED INCOME GROWTH, LTD.

                      BY:    Income Growth Managers, Inc.
                             (Corporate General Partner)



                      By:    GAILEN J. HULL
                             Gailen J. Hull, Vice President
                      Date:  November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  November 11, 1998