Form 10-K405
period 1998-11-30
IDS JMB BALANCED INCOME GROWTH LTD
filed 1999-02-26
CIK 811430

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the period from January 1, 1998 to
November 30, 1998                    Commission file number 0-17699



                  IDS/JMB BALANCED INCOME GROWTH, LTD.
         (Exact name of registrant as specified in its charter)


     Illinois                             36-3498972
(State of organization)        (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois      60611
(Address of principal executive office)    (Zip Code)


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

                               TABLE OF CONTENTS


                                                           Page
                                                           ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . . .   3

Item 3.      Legal Proceedings. . . . . . . . . . . . . . .   4

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . . .   4


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters. . . . . . . . . . . .   4

Item 6.      Selected Financial Data. . . . . . . . . . . .   5

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . .   7

Item 7A.     Quantitative and Qualitative
             Disclosure About Market Risk . . . . . . . . .   8

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . . .   9

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . .  25


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . . .  25

Item 11.     Executive Compensation . . . . . . . . . . . .  27

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . .  28

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . .  29


PART IV

Item 14.     Exhibits, Financial Statement Schedules
             and Reports on Form 8-K. . . . . . . . . . . .  29


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . .  31

                                 PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references herein to "Notes" are to Notes to Financial Statements contained in this annual report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, IDS/JMB Balanced Income Growth, Ltd. (the "Partner-ship"), was a limited partnership formed in 1987 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing properties, primarily existing commercial real properties. On August 6, 1987, the Partnership commenced an offering to the public of $50,000,000 in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-12561). A total of 47,514 Interests were sold to the public at $250 per Interest. The offering terminated on August 5, 1989. No holder of Interests (hereinafter a "Limited Partner") has made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments had been held by fee title and/or through joint venture partnership interests. All of the Partnership's investments in real estate have been sold. The Partnership's real estate investments were located in Skokie (Chicago), Illinois and Miami, Florida, and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. Upon the sale of a particular property, the net proceeds, if any, were held for working capital, distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership made a final liquidating cash distribution to its holders of Interests, wound up its affairs and dissolved effective November 30, 1998. Reference is also made to Item 7.

     The Partnership made real property investments set forth in the following table:


                                                             SALE OR
NAME, TYPE OF PROPERTY                      DATE OF        DISPOSITION
    AND LOCATION                 SIZE      PURCHASE           DATE                 TYPE OF OWNERSHIP
----------------------        ----------   --------      ---------------           -----------------

1.  Fashion Square
     Shopping Center
     Skokie, Illinois .         84,600      2/14/89         12/30/97               fee ownership of land and
                                sq.ft.      g.l.a.                                 improvements (b)

2.  Miami International
     Mall
     Miami, Florida . .         967,300     2/28/89          4/8/96                fee ownership of land and
                                sq.ft.      g.l.a.                                 improvements (through joint
                                                                                   venture partnerships)
                                                                                   (a)(b)

     (a)    Reference is made to the Notes for a description of the joint venture partnership through which the
Partnership made this real property investment.

     (b)    This property has been sold.  Reference is made to the Notes for a description of the sale of such real property investment.


     The Partnership's real property investments were subject to competi-tion from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants and for securing new tenants in markets where significant vacancies were present.

     The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Items 10 and 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owned directly or through a joint venture partnership the properties or interest in properties referred to under Item 1. Reference is made to Item 1 and to the Notes for a description of such properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 and 1998.




                                 PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 1,121 record holders of Interests in the Partnership. The Partnership made a final liquidating cash distribution to its holders of Interests, wound up its affairs and dissolved effective November 30, 1998. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     Reference is made to Item 6 for a discussion of cash distributions to the Limited Partners.

     Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                      IDS/JMB BALANCED INCOME GROWTH, LTD.
                                             (A LIMITED PARTNERSHIP)

                                  FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                              (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                             AND YEARS ENDED DECEMBER 31, 1997, 1996, 1995 and 1994

                                  (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                 1998          1997          1996           1995          1994
                             -----------    ----------    ----------     ----------    ----------
Total income. . . . . . . .  $   117,790     1,533,032     1,604,356      1,735,312     1,895,928
                             ===========    ==========    ==========     ==========    ==========
Earnings (loss) before
 gains on sales of
 investment properties. . .  $  (140,893)     (373,448)      (88,091)    (3,524,346)      310,769

Gain on sale of
 investment property. . . .        --           23,973         --             --            --
Gain on sale of land by
 and interest in uncon-
 solidated venture. . . . .        --            --          805,241          --           30,454
                             -----------    ----------    ----------     ----------    ----------
    Net earnings
     (loss) . . . . . . . .  $  (140,893)     (349,475)      717,150     (3,524,346)      341,223
                             ===========    ==========    ==========     ==========    ==========
Net earnings (loss) per
 Interest (b):
   Earnings (loss) before
    gains on sales of
    investment properties .  $     (7.18)        (7.07)        (1.67)        (66.73)         5.88
   Gain on sale of
     investment property. .        --            --            --             --            --
   Gain on sale of land by
     and interest in uncon-
     solidated venture. . .        --            --            16.77          --              .63
                             -----------    ----------    ----------     ----------    ----------
    Net earnings (loss)
      per Interest. . . . .  $     (7.18)        (7.07)        15.10         (66.73)         6.51
                             ===========    ==========    ==========     ==========    ==========





                                 1998          1997          1996           1995          1994
                             -----------    ----------    ----------     ----------    ----------

Total assets. . . . . . . .  $ 1,264,405     3,546,325    11,447,604     11,711,899    15,567,889
Long-term debt. . . . . . .  $     --            --        6,800,000      6,800,000     6,800,000
Cash distributions
 per Interest (c) . . . . .  $     45.00         --            23.00           5.00         10.00
                             ===========    ==========    ==========     ==========    ==========

   (a)       The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

   (b)       The net earnings (loss) per Interest is based on the number of Interests outstanding at the end of each period (47,534) and the specified profit and loss allocations (as discussed in the Notes) between the Limited and
General Partners.

   (c)       Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each partner's taxable income (loss) from the Partnership in each year was equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in
Item 1, the Partnership had approximately $10,284,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments, and to satisfy working capital requirements. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

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

     In February 1998, approximately $2,139,000 ($45 per Interest) was distributed to the Limited Partners, representing nearly all of the sale proceeds from the December 1997 sale of the Fashion Square Shopping Center, the Partnership's last remaining real estate investment. In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, as scheduled on May 15, 1998. No portion of the sale distributions to the General Partners was paid due to the subordination requirements of the Partnership Agreement as discussed in the Notes.

     A former tenant at the Fashion Square Shopping Center, Bruegger's Bagels, defaulted on its lease obligations in June 1997. The Partnership filed a lawsuit in July 1997 to protect its legal rights under the lease for damages resulting from non-payment of rent and other charges. The Partnership reached an agreement in principle with this tenant in October 1998 and received a financial settlement of $47,500 in November 1998.

     Pursuant to the terms of the Partnership Agreement, the Associate General Partner of the Partnership was required to contribute $62,341 to the Partnership upon liquidation of the Partnership, such amount representing the restoration of the deficit balance in the Associate General Partner's tax basis capital account. Also pursuant to the Partnership Agreement, the Corporate General Partner received a distribution of $9,578, representing the balance of its tax basis capital account, with the remainder of the $62,341 contribution by the Associate General Partner available for distribution to the Limited Partners.

     The Partnership made a final liquidating cash distribution of $1,264,405 ($26.60 per Interest) to its holders of Interests and wound up its affairs and dissolved effective November 30, 1998. However, the Partnership's goal of capital appreciation was not achieved. The Limited Partners received significantly less aggregate distributions over the entire term of the Partnership than their original investment.

RESULTS OF OPERATIONS

     Reference is made to the Notes for a description of the real estate investments made by the Partnership.

     The decrease in cash and cash equivalents at November 30, 1998 as compared to December 31, 1997 is due primarily to the distribution of approximately $2,139,000 ($45.00 per Interest) made to the Limited Partners in February 1998, which represented nearly all of the proceeds from the December 1997 sale of the Fashion Square Shopping Center. The General Partners did not receive any portion of their share of any sale distributions, as discussed above.

     The decrease in rental income, property operating expenses and mortgage and other interest expense for the eleven months ended
November 30, 1998 as compared to the years ended December 31, 1997 and 1996 is due primarily to the December 1997 sale of the Fashion Square Shopping Center. Rental income of $47,500 in 1998 reflects a financial settlement with a former tenant at the Fashion Square Shopping Center, as discussed above. The decrease in rental income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to lower average occupancy at the Fashion Square Shopping Center in 1997, due to substantial re-tenanting of the center. Such decrease was substantially offset by the receipt in 1997 of lease termination fees from certain tenants at the Fashion Square Shopping Center.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to the classification of the Partnership's investment in the Fashion Square Shopping Center as held for sale or disposition at December 31, 1996 and the corresponding suspension of depreciation in 1997. This property was sold in December 1997.

     Fees for professional services for the eleven months ended
November 30, 1998 includes legal fees incurred in 1998 in connection with the Partnership's lawsuit against a former tenant at the Fashion Square Shopping Center, as discussed above.

     Amortization of deferred expenses for the year ended December 31, 1997 includes the amortization in 1997 of the remaining costs associated with the Partnership's replacement letter of credit obtained for the Fashion Square Shopping Center, as discussed more fully in the Notes.

     A provision for value impairment of $600,000 was recorded at September 30, 1997 for the Fashion Square Shopping Center investment property due to the uncertainty relating to the Partnership's ability to recover the net carrying value of this property through a proposed sale.

     The decrease in Partnership's share of income from operations of unconsolidated venture for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to the sale of the Partnership's interest in the Miami International Mall in April 1996.

     The gain on sale of investment property for the year ended
December 31, 1997 is due to the sale of the Fashion Square Shopping Center in December 1997.

      The Partnership's gain on sale of interest in unconsolidated venture for the year ended December 31, 1996 is due to the sale of the Partnership's interest in the Miami International Mall in April 1996.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation in future periods is not applicable since the Partnership wound up its affairs and dissolved effective November 30, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 1998. As a result, there is no meaningful disclosure for this item.


YEAR 2000

     The Partnership wound up its affairs and dissolved in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  IDS/JMB BALANCED INCOME GROWTH, LTD.
                         (A LIMITED PARTNERSHIP)

                                  INDEX


Independent Auditors' Report


Balance Sheets, November 30, 1998 (Immediately prior to final liquidating distribution) and December 31, 1997


Statements of Operations, eleven months ended November 30, 1998
  (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996


Statements of Partners' Capital Accounts (Deficits), eleven months ended November 30, 1998 (Immediately prior to final liquidating distribution) and years ended
  December 31, 1997 and 1996


Statements of Cash Flows, eleven months ended November 30, 1998
  (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996



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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS/JMB Balanced Income Growth, Ltd. as of November 30, 1998 (immediately prior to final liquidating distribution) and December 31, 1997, and the results of its operations and its cash flows for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.









                                           KPMG LLP


Chicago, Illinois
February 9, 1999


                                     IDS/JMB BALANCED INCOME GROWTH, LTD.
                                            (A LIMITED PARTNERSHIP)

                                                BALANCE SHEETS

                    NOVEMBER 30, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                             AND DECEMBER 31, 1997

                                                    ASSETS
                                                    ------
                                                                              1998              1997
                                                                          ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .     $  1,264,405        3,501,979
  Interest, rents and other receivables . . . . . . . . . . . . . . .            --              22,033
                                                                          ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .        1,264,405        3,524,012
                                                                          ------------     ------------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            --              22,313
                                                                          ------------     ------------

                                                                          $  1,264,405        3,546,325
                                                                          ============     ============






                                     IDS/JMB BALANCED INCOME GROWTH, LTD.
                                            (A LIMITED PARTNERSHIP)

                                          BALANCE SHEETS - CONTINUED


                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------

                                                                              1998              1997
                                                                          ------------      -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     $      --              54,760
                                                                          ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .            --              54,760
                                                                          ------------     ------------

Commitments and contingencies

Partners' capital accounts (deficits):
    General partners:
       Capital contributions. . . . . . . . . . . . . . . . . . . . .           82,341           20,000
       Cumulative net earnings (losses) . . . . . . . . . . . . . . .          (72,763)        (272,930)
       Cumulative cash distributions. . . . . . . . . . . . . . . . .           (9,578)           --
                                                                          ------------     ------------
                                                                                 --            (252,930)
                                                                          ------------     ------------
    Limited partners (47,534 Interests):
       Capital contributions, net of offering costs . . . . . . . . .       10,284,207       10,284,207
       Cumulative net earnings (losses) . . . . . . . . . . . . . . .       (2,261,058)      (1,919,998)
       Cumulative cash distributions. . . . . . . . . . . . . . . . .       (6,758,744)      (4,619,714)
                                                                          ------------     ------------
                                                                             1,264,405        3,744,495
                                                                          ------------     ------------
          Total partners' capital accounts (deficits) . . . . . . . .        1,264,405        3,491,565
                                                                          ------------     ------------

                                                                          $  1,264,405        3,546,325
                                                                          ============     ============









                                See accompanying notes to financial statements.

                                     IDS/JMB BALANCED INCOME GROWTH, LTD.
                                            (A LIMITED PARTNERSHIP)
                                           STATEMENTS OF OPERATIONS
                                 FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                            (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                  AND YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                            1998             1997             1996
                                                        ------------     ------------     ------------
  Rental income . . . . . . . . . . . . . . . . . . .   $     47,500        1,456,654        1,499,883
  Interest income . . . . . . . . . . . . . . . . . .         70,290           76,378          104,473
                                                        ------------     ------------     ------------
                                                             117,790        1,533,032        1,604,356
                                                        ------------     ------------     ------------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .          --             374,664          365,676
  Depreciation. . . . . . . . . . . . . . . . . . . .          --               --             290,690
  Property operating expenses . . . . . . . . . . . .         24,204          634,117          797,083
  Professional services . . . . . . . . . . . . . . .         86,088           53,519           65,208
  Amortization of deferred expenses . . . . . . . . .         22,313          146,535           55,024
  General and administrative. . . . . . . . . . . . .        126,078           97,645          134,531
  Provision for value impairment. . . . . . . . . . .          --             600,000            --
                                                        ------------     ------------     ------------
                                                             258,683        1,906,480        1,708,212
                                                        ------------     ------------     ------------
                                                            (140,893)        (373,448)        (103,856)
Partnership's share of operations of
  unconsolidated venture. . . . . . . . . . . . . . .          --               --              15,765
                                                        ------------     ------------     ------------
          Earnings (loss) before gain on
            sale. . . . . . . . . . . . . . . . . . .       (140,893)        (373,448)         (88,091)

Gain on sale of investment property . . . . . . . . .          --              23,973            --
Gain on sale of interest in unconsolidated
  venture . . . . . . . . . . . . . . . . . . . . . .          --               --             805,241
                                                        ------------     ------------     ------------
          Net earnings (loss) . . . . . . . . . . . .   $   (140,893)        (349,475)         717,150
                                                        ============     ============     ============
  Net earnings per limited partnership interest:
    Earnings (loss) before gain on sale . . . . . . .   $      (7.18)           (7.07)           (1.67)
    Gain on sale of investment property . . . . . . .          --               --               --
    Gain on sale of interest in unconsolidated
      venture . . . . . . . . . . . . . . . . . . . .          --               --               16.77
                                                        ------------     ------------     ------------
          Net earnings (loss) . . . . . . . . . . . .   $      (7.18)           (7.07)           15.10
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

                                        IDS/JMB BALANCED INCOME GROWTH, LTD.
                                               (A LIMITED PARTNERSHIP)

                                 STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                        ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                                (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                     AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                             GENERAL PARTNERS                               LIMITED PARTNERS (47,534 INTERESTS)
              --------------------------------------------------    ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                          NET                                     NET OF        NET
             CONTRI-    EARNINGS      CASH                       OFFERING     EARNINGS       CASH
             BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS        (LOSS)    DISTRIBUTIONS     TOTAL
             -------   ---------- -------------   -----------  -----------   ----------  -------------  -----------
Balance at
 December 31,
 1995 . . . .$20,000     (258,802)       --         (238,802)   10,284,207   (2,301,801)   (3,526,432)   4,455,974

Net earn-
 ings (loss).   --           (756)       --             (756)        --         717,906         --         717,906
Cash distri-
 butions
 ($23.00 per
 Interest). .   --           --          --             --           --           --       (1,093,282)  (1,093,282)
             -------  -----------   ----------   -----------  -----------  ------------   -----------  -----------
Balance at
 December 31,
 1996 . . . . 20,000     (259,558)       --         (239,558)  10,284,207    (1,583,895)   (4,619,714)   4,080,598

Net earn-
 ings (loss).  --         (13,372)       --          (13,372)       --         (336,103)        --        (336,103)
Cash distri-
 butions  . .  --           --           --            --           --            --            --           --
              ------  -----------   ----------   -----------  -----------  ------------   -----------  -----------
Balance at
 December 31,
 1997 . . . . 20,000     (272,930)       --         (252,930)  10,284,207    (1,919,998)   (4,619,714)   3,744,495





                                        IDS/JMB BALANCED INCOME GROWTH, LTD.
                                               (A LIMITED PARTNERSHIP)

                           STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED




                             GENERAL PARTNERS                               LIMITED PARTNERS (47,534 INTERESTS)
              --------------------------------------------------    ---------------------------------------------------
                                                                  CONTRI-
                                                                  BUTIONS
                          NET                                     NET OF        NET
             CONTRI-    EARNINGS      CASH                       OFFERING     EARNINGS       CASH
             BUTIONS     (LOSS)   DISTRIBUTIONS      TOTAL        COSTS        (LOSS)    DISTRIBUTIONS     TOTAL
             -------   ---------- -------------   -----------  -----------   ----------  -------------  -----------
Capital con-
 tributions .62,341         --           --           62,341        --            --            --           --
Net earn-
 ings (loss).  --         200,167        --          200,167        --         (341,060)        --        (341,060)
Cash distri-
 butions
 ($45.00 per
 Interest). .  --           --          (9,578)       (9,578)       --            --       (2,139,030)  (2,139,030)
              ------  -----------   ----------   -----------  -----------  ------------   -----------  -----------

Balance at
 November 30,
 1998 . . . .$82,341      (72,763)      (9,578)        --      10,284,207    (2,261,058)   (6,758,744)   1,264,405
             =======  ===========   ==========   ===========  ===========  ============   ===========  ===========


















                                   See accompanying notes to financial statements.

                                     IDS/JMB BALANCED INCOME GROWTH, LTD.
                                            (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF CASH FLOWS
                                 FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                             (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                  AND YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                              1998             1997           1996
                                                          -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . .     $  (140,893)        (349,475)        717,150
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . .           --               --            290,690
    Amortization of deferred expenses . . . . . . . .          22,313          146,535          55,024
    Partnership's share of operations of
      unconsolidated venture. . . . . . . . . . . . .           --               --            (15,765)
    Gain on sale of investment property . . . . . . .           --             (23,973)          --
    Gain on sale of interest in unconsolidated
      venture . . . . . . . . . . . . . . . . . . . .           --               --           (805,241)
    Provision for value impairment. . . . . . . . . .           --             600,000           --
  Changes in:
    Interest, rents and other receivables . . . . . .          22,033           82,596         (43,212)
    Prepaid expenses. . . . . . . . . . . . . . . . .           --               7,642           5,332
    Accounts payable  . . . . . . . . . . . . . . . .         (54,760)          (4,020)          2,233
    Due to affiliates . . . . . . . . . . . . . . . .           --               --             18,898
    Accrued interest. . . . . . . . . . . . . . . . .           --             (26,508)         (1,744)
    Accrued real estate taxes . . . . . . . . . . . .           --            (592,656)          --
    Unearned rents. . . . . . . . . . . . . . . . . .           --            (116,246)         92,450
    Security deposits . . . . . . . . . . . . . . . .           --             (12,374)          --
                                                         ------------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . .        (151,307)        (288,479)        315,815
                                                         ------------      -----------     -----------
Cash flows from investing activities:
  Cash proceeds from sale of interest in uncon-
    solidated venture, net of selling expenses. . . .           --               --          1,368,408
  Additions to investment property. . . . . . . . . .           --            (793,141)          --
  Partnership's distributions from
    unconsolidated venture. . . . . . . . . . . . . .           --               --             58,470
  Cash proceeds from sale of investment
    property. . . . . . . . . . . . . . . . . . . . .           --           2,241,718           --
  Payment of deferred expenses. . . . . . . . . . . .           --             (55,686)         (7,830)
                                                         ------------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .           --           1,392,891       1,419,048
                                                         ------------      -----------     -----------




                                     IDS/JMB BALANCED INCOME GROWTH, LTD.
                                            (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CASH FLOWS - CONTINUED



                                                              1998             1997           1996
                                                          -----------      -----------     -----------
Cash flows from financing activities:
  Escrow deposits, net of reimbursements. . . . . . .           --           1,550,211        (413,648)
  Contribution from general partners. . . . . . . . .          62,341            --              --
  Distributions to limited partners . . . . . . . . .      (2,139,030)           --         (1,093,282)
  Distributions to general partners . . . . . . . . .          (9,578)           --              --
                                                         ------------      -----------     -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . .      (2,086,267)       1,550,211      (1,506,930)
                                                         ------------      -----------     -----------

          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . .      (2,237,574)       2,654,623         227,933

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .       3,501,979          847,356         619,423
                                                         ------------      -----------     -----------

          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . .    $  1,264,405        3,501,979         847,356
                                                         ============      ===========     ===========

Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . . .    $      --             401,172         367,420
                                                         ============      ===========     ===========
  Non-cash investing and financing
   activities:
    Sale proceeds from sale of investment
      property, net of selling expenses . . . . . . .    $      --           9,041,718           --
    Assumption of long-term debt. . . . . . . . . . .           --          (6,800,000)          --
                                                         ------------      -----------     -----------
          Cash proceeds from sale of
            investment property . . . . . . . . . . .    $      --           2,241,718           --
                                                         ============      ===========     ===========




                                See accompanying notes to financial statements.

                  IDS/JMB BALANCED INCOME GROWTH, LTD.
                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

                  ELEVEN MONTHS ENDED NOVEMBER 30, 1998
          (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
               AND YEARS ENDED DECEMBER 31, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership owned a shopping center located in Skokie, Illinois. Business activities consisted of rentals to a variety of retail companies, and the ultimate sale of such real estate.

     The equity method of accounting had been applied in the accompanying financial statements with respect to the Partnership's former interest in JMB/Miami International Associates ("JMB/Miami").

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments were not recorded on the records of the Partnership. The net effect of these items for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the year ended December 31, 1997 is summarized as follows:


                                                     1998                                1997
                                                    -------------------------------------------------------------
                                                          TAX BASIS                          TAX BASIS
                                         GAAP BASIS      (UNAUDITED)       GAAP BASIS       (UNAUDITED)
                                        ------------     -----------      ------------      -----------

Total assets. . . . . . . . . . . .      $ 1,264,405       1,264,405        3,546,325        5,143,405
Partners' capital
 accounts (deficits):
  General partners. . . . . . . . .            --              --            (252,930)         (51,863)
  Limited partners. . . . . . . . .        1,264,405       1,264,405        3,744,495        5,151,763
Net earnings (loss):
  General partners. . . . . . . . .          200,167            (900)         (13,372)         (64,498)
  Limited partners. . . . . . . . .         (341,060)       (151,248)        (336,103)      (4,107,717)
Net earnings (loss) per
 limited partner-
 ship interest. . . . . . . . . . .            (7.18)          (3.18)           (7.07)          (86.42)
                                         ===========     ===========      ===========      ===========


     The net earnings (loss) per limited partnership interest ("Interest") is based on the number of Interests outstanding at the end of each period (47,534). Also, because net earnings (loss) was computed immediately prior to dissolution, holders of Interests may have an additional capital gain or loss on dissolution depending on the holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership recorded amounts held in U.S. Government obligations at cost, which approximated market. For the purposes of these financial statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $3,069,308 at November 30, 1998 and December 31, 1997, respectively) as cash equivalents, which included investments in an institutional mutual fund which held United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of deferred lease commissions and letter of credit fees which were amortized over their respective terms using the straight-line method.

     Although certain leases at the Partnership's property provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis.

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

     Depreciation on the Partnership's property had been provided over the estimated useful lives of the various components as follows:

                                                 YEARS
                                                 -----
       Building and improvements
         -- straight-line . . . . . . . . . .      30
       Personal property
         -- straight-line . . . . . . . . . .       5
                                                   ==

     Maintenance and repairs were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would have been the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale when the Partnership committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. As of December 31, 1996, the Partnership's remaining investment property (Fashion Square Shopping Center) had been classified as held for sale. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

     The results of operations for properties classified as held for sale or sold during 1997 and 1996 were ($222,784) and $95,047, respectively, for the years ended December 31, 1997 and 1996. In addition, the accompanying financial statements include $15,765 of the Partnership's share of total property operations of $309,476 of unconsolidated properties held for sale or sold in 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only had general and limited partnership interests, the Partnership did not experience any significant impact on its financial statements upon adoption of these standards when required at the end of 1997.

INVESTMENT PROPERTIES

     FASHION SQUARE SHOPPING CENTER

     In February 1989, the Partnership acquired substantially all of the Fashion Square Shopping Center located in Skokie, Illinois. The Partnership purchased the shopping center for $13,800,000, including the assumption of municipal bonds of $6,800,000. On December 5, 1997, the Partnership entered into an agreement (which was modified December 17, 1997 and December 26, 1997) to sell the Property for a sale price of $9,255,000, which was received by the Partnership at closing on December 30, 1997 as follows: $2,455,000 cash at closing (before selling costs of approximately $256,000, net operating prorations of approximately $595,000 and a tenant allowance of $325,000) and the assumption by the purchaser of existing municipal bond mortgage indebtedness totaling $6,800,000. The sale resulted in no significant gain or loss to the Partnership for financial reporting purposes, primarily as a result of value impairment provisions totaling $4,100,000 recorded by the Partnership in 1995 and 1997. In addition, the Partnership recognized a loss on sale of approximately $3,919,000 for Federal income tax reporting purposes in 1997.

     In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, as scheduled on May 15, 1998.

     The municipal bonds assumed at the Partnership's original purchase of the property were supported by a letter of credit with an original expiration date of December 15, 1994, which was extended through June 15, 1995. In March 1995, the Partnership obtained a replacement irrevocable direct pay letter of credit with a major institutional lender in the amount of $7,140,000. The Partnership paid a commitment fee equal to 1% of the letter of credit amount at closing and paid an annual commission fee of 1.25% of the letter of credit amount. The replacement letter of credit required the Partnership to fund an interest-bearing cash collateral account with an initial deposit of $840,000 at closing and required monthly deposits of $30,000 thereafter until the December 1, 1999 expiration. Amounts were allowed to be drawn by the Partnership under certain circumstances (as defined) from the collateral account for tenant improvements and leasing costs at the Fashion Square Shopping Center. Upon the sale of the property and the assumption by the purchaser of the property's existing mortgage debt, such collateral account with a balance of approximately $1,781,000 at December 31, 1997 was released to the Partnership (pursuant to the letter of credit agreement). The bonds bore interest, payable quarterly, at a floating rate (4.525% and 4.375% per annum at December 30, 1997 and at December 31, 1996, respectively). The Partnership had the right, at any time, to convert the bonds through their maturity date to the fixed prevailing market rate, subject to certain restrictions. The bonds were scheduled to mature on December 1, 2014.

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

     A former tenant at the Fashion Square Shopping Center, Bruegger's Bagels, defaulted on its lease obligations in June 1997. The Partnership filed a lawsuit in July 1997 to protect its legal rights under the lease for damages resulting from non-payment of rent and other charges. The Partnership reached an agreement in principle with this tenant in October 1998 and received a financial settlement of $47,500 in November 1998.

     JMB/MIAMI - MIAMI INTERNATIONAL MALL

     In 1989, the Partnership acquired an interest in a partnership known as JMB/Miami International Associates ("JMB/Miami"), with two other partnerships, JMB Income Properties, Ltd.-XIII and JMB/Miami Investors, L.P., both sponsored by affiliates of the Corporate General Partner. During October 1993, JMB/Miami Investors, L.P. transferred its interest in JMB/Miami to Urban Shopping Centers, L.P., a partnership controlled by Urban Shopping Centers, Inc. (a public corporation organized by an affiliate of the Corporate General Partner of the Partnership). The Partnership's investment in JMB/Miami was approximately $1,048,000. The terms of the JMB/Miami partnership agreement, as amended, provided that annual cash flow, net sale or refinancing proceeds, and tax items were to be distributed or allocated to the Partnership in proportion to its 5.094% ownership interest.

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

     In April 1996, DeBartolo Realty Partnership, L.P. ("DeBartolo"), the unaffiliated venture partner in West Dade, purchased 100% of the Partnership's interest (i.e., a 2.547% interest) in West Dade for $1,368,888 (paid in cash at closing), subject to proration. DeBartolo also assumed the Partnership's proportionate share of obligations and liabilities of West Dade from and after March 31, 1996, the effective date of the transaction. The terms of the sale were determined by arm's-length negotiations.

     In addition, West Dade agreed to indemnify the Partnership generally from and against claims and liabilities incurred by the Partnership in connection with West Dade or its property after the effective date of the sale. As a result of the sale, the Partnership recognized a gain of approximately $1,002,000 for Federal income tax purposes and a gain of approximately $805,000 for financial reporting purposes in 1996. In addition, the Partnership made a distribution of sale proceeds related to this transaction of $20 per Interest in August 1996.

     The shopping center was managed by an affiliate of the venture partner. The manager was paid an annual fee equal to 4-1/2% of the net operating income of the shopping center.


PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, profits or losses of the Partnership from operations generally were allocated 90% to the Limited Partners and 10% to the General Partners. However, during 1998, a reallocation of prior years' operating losses was made among the partners for financial reporting purposes only. Such reallocation did not have an effect on total assets, total partners' capital or net earnings. Profits or losses for Federal income tax purposes from the sale or refinancing of properties generally were allocated 99% to the Limited Partners and 1% to the General Partners, except that net profits from the sale of properties were additionally allocated to the General Partners (i) to the extent that cash distributions to the General Partners of sale proceeds from such sale (as described below) exceeded the aforesaid 1% of such profits and (ii) in order to reduce deficits, if any, in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Such provision was applied in 1997 to allocate the entire gain on the sale of the Fashion Square Shopping Center to the General Partners for financial reporting purposes only.

     The General Partners made initial capital contributions of $20,000. Pursuant to the terms of the Partnership Agreement, the Associate General Partner of the Partnership was also required to contribute $62,341 to the Partnership upon liquidation of the Partnership, such amount representing the restoration of the deficit balance in the Associate General Partner's tax basis capital account. Also pursuant to the Partnership Agreement, the Corporate General Partner received a distribution of $9,578, representing the balance of its tax basis capital account, with the remainder of the $62,341 contribution by the Associate General Partner available for distribution to the Limited Partners. Distributable cash (as defined) from operations was to be allocated 90% to the Limited Partners and 10% to the General Partners, however distributions to the General Partners were subject to receipt by the Limited Partners of a stipulated return on their average adjusted capital contribution. Sale or refinancing proceeds were to be distributed 99% to the Limited Partners until the Limited Partners had received their contributed capital plus a stipulated return thereon. The General Partners then were to receive 100% of the sale or refinancing proceeds until they received amounts equal to (i) the cumulative deferral of their 10% distribution of disbursable cash and (ii) 3% of the selling prices of all properties which had been sold, subject to certain limitations. Any remaining sale or refinancing proceeds then were to be distributed 85% to the Limited Partners and 15% to the General Partners; however, the General Partners receipt of any amounts under (i) and (ii) above and their receipt of 15% of such sale and refinancing proceeds were subject to the receipt by the Limited Partners of an additional stipulated return on the average adjusted capital contribution of holders of Interests for such period. As the Limited Partners received significantly less distributions than their original investment, approximately $306,000 of the General Partners' share of operating distributions previously deferred was paid to the Limited Partners (or used for other Partnership obligations); furthermore, the General Partners did not receive any distributions of sale or refinancing proceeds.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and for the years ended
December 31, 1997 and 1996 were as follows:

                                                             UNPAID AT
                                                            NOVEMBER 30,
                              1998       1997        1996      1998
                            -------    -------     -------  ------------
Property management
 and leasing fees . . . .   $  --       41,496      39,116       --
Insurance commissions . .      --        1,541       2,749       --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .    17,443      6,954       4,825       --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .     6,828     13,303       7,981       --
Reimbursement (at cost)
 for legal services . . .     1,107      2,114       3,752       --
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket
 expenses . . . . . . . .     4,134      3,344      22,328       --
Partnership winding
 up fee . . . . . . . . .     5,121      --          --          --
                            -------    -------     -------     ------
                            $34,633     68,752      80,751       --
                            =======    =======     =======     ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the fiscal year 1997.



                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership, Income Growth Managers, Inc., an Illinois corporation, is wholly-owned by Northbrook Corporation, a Delaware Corporation, substantially all of the outstanding shares of which are owned by JMB Realty Corporation, a Delaware corporation ("JMB"), and certain of its officers, directors, members of their families and affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and affiliates. The Corporate General Partner had responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property investments were required to be approved by the Associate General Partner of the Partnership, Realty Income Associates, L.P., a Delaware limited partnership, which approval required the consent of its partners, Realty Income Partners, L.P. (an affiliate of JMB) and IDS Realty Corporation.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were provided on terms no less favorable to the Partnership than could have been obtained from independent third parties and have been otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including the establishment and maintenance of reasonable reserves and the determination of the source of such reserves (i.e., offering proceeds, cash generated from operations or sale proceeds), the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing director or officers. The foregoing director was elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on August 10, 1999. All of the foregoing officers were elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on August 10, 1999. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was elected as such.

     The foregoing director and officers are also officers and/or directors of various affiliated companies including JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI, ("JMB Income-XI"), and Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of such director and officers are also partners, directly or indirectly, of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is Chairman of the Board and a director of JMB. He is also an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is President and a director of JMB. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     H. Rigel Barber (age 50) is Executive Vice President and Chief Executive Officer of JMB. Mr. Barber has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) is Senior Vice President of JMB. Mr. Hull has been associated with JMB since March 1982. He holds a Master's degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) is Senior Vice President and Treasurer of JMB. Mr. Kogen has been associated with JMB since March 1973. He is a Certified Public Accountant.

     Gary Nickele (age 46) is Executive Vice President and General Counsel of JMB. Mr. Nickele has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and director of the Corporate General Partner received no direct remuneration in such capacities. The General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions were made to the holders of Interests, and a share of profits or losses. Reference is also made to the Notes for a description of such distributions and allocations. Pursuant to the terms of the Partnership Agreement, the Associate General Partner of the Partnership was required to contribute $62,341 to the Partnership upon the liquidation of the Partnership at November 30, 1998, such amount representing the restoration of the deficit balance in the Associate General Partner's tax basis capital account. Also pursuant to the Partnership Agreement, the Corporate General Partner received a distribution of $9,578, representing the balance of its tax basis capital account, with the remainder of the $62,341 contribution by the Associate General Partner available for distribution to the Limited Partners. The General Partners received a share of the Partnership net loss for tax purposes aggregating $900 in 1998.

     The Corporate General Partner and its affiliates were entitled to reimbursement (at cost) in 1998 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $17,443, $6,828, $1,107 and $4,134, respectively, all of which was paid at November 30, 1998.

     The Corporate General Partner also was entitled to and received a fee of $5,121 in 1998, pursuant to a winding up agreement between the Partnership and the Corporate General Partner, in consideration of the Corporate General Partner's assumption of the obligation of potential Partnership liabilities (as defined).

     The Partnership, pursuant to the Partnership Agreement was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. The relationship of the Corporate General Partner (and its director and officers) to its affiliates is set forth in Item 10 above.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to the liquidation of the Partnership.

     (b)  The Corporate General Partner, its officers and director and the Associate General Partner owned the following Interests of the Partnership immediately prior to its liquidation:

                         NAME OF                            AMOUNT AND NATURE
                         BENEFICIAL                         OF BENEFICIAL                        PERCENT
TITLE OF CLASS           OWNER                              OWNERSHIP                            OF CLASS
--------------           ----------                         -----------------                    --------
Limited Partnership
Interests                Corporate General                           --                               --
                         Partner, its
                         officers and director,
                         and the Associate
                         General Partner as
                         a group

     No officer or director of the Corporate General Partner of the Partnership possessed the right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Corporate General Partner.

     (c)  There existed no arrangement known to the Partnership the operation of which would have resulted in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, its affiliates or their management other than those described in Items 10 and 11 above.


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

         10-B. Real Property Purchase Agreement between IDS/JMB Balanced Income Growth, Ltd. and Inland Real Estate Acquisitions, Inc., dated December 5, 1997.*

         10-C. Letter Agreement between IDS/JMB Balanced Income Growth, Ltd. and Inland Real Estate Acquisition, Inc., dated December 26, 1997.*

         27.    Financial Data Schedule

   (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

              The Partnership's report on Form 8-K for November 19, 1998 (File No. 0-17699) describing the Partnership's final liquidating distribution and dissolution and change in fiscal year was filed. No financial statements were required to be filed therewith.

--------------------

        * Hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-17699) for December 5, 1997.


     No annual report for eleven months ended November 30, 1998
(immediately prior to final liquidating distribution) or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 IDS/JMB BALANCED INCOME GROWTH, LTD.

                 By:     Income Growth Managers, Inc.
                         Corporate General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Vice President
                 Date:   February 26, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 By:     Income Growth Managers, Inc.
                         Corporate General Partner


                         JUDD D. MALKIN
                 By:     Judd D. Malkin, Chairman
                         Principal Financial Officer
                 Date:   February 26, 1999


                         NEIL G. BLUHM
                 By:     Neil G. Bluhm, President
                         Principal Executive Officer
                 Date:   February 26, 1999


                         GARY NICKELE
                 By:     Gary Nickele, Vice President, General Counsel
                         and Director
                 Date:   February 26, 1999


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Vice President
                         Principal Accounting Officer
                 Date:   February 26, 1999

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